Form 10QSB
period 2000-06-30
DEL CERRO ENTERPRISES INC
filed 2000-08-14
CIK 1114708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2000
                         Commission File Number 0-30669

                           DEL CERRO ENTERPRISES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                 88-0453649
      ------------------               ------------------------------------
     (State of Incorporation)          (I.R.S. Employer Identification No.)


                      3428 TROPHY DRIVE, LA MESA, CA 91941
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2141
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 2000, the registrant had 8,449,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                               DEL CERRO ENTERPRISES, INC.
                              ( a Development Stage Company)
                                      BALANCE SHEETS
                                        UNAUDITED


                                                          9 Months       Year
                                                            Ended        Ended
                                                           6/30/00       9/30/99
                                                          ---------------------
                                     ASSETS

CURRENT ASSETS
     CASH                                                   2,589         5,900
                                                          ---------------------
TOTAL CURRENT ASSETS                                        2,589         5,900

FIXED ASSETS

                                                          ---------------------
NET FIXED ASSETS                                                0             0

OTHER ASSETS
     ORGANIZATION COSTS                                         0             0
     LESS AMORTIZATION                                          0             0

                                                          ---------------------
TOTAL OTHER ASSETS                                              0             0

                                                          ---------------------
TOTAL ASSETS                                                2,589         5,900
                                                          =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                                          ---------------------
TOTAL CURRENT LIABILITIES                                       0             0

LONG TERM LIABILITIES

                                                          ---------------------
TOTAL LONG TERM LIABILITIES                                     0             0

                                                          ---------------------
TOTAL LIABILITIES                                               0             0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                         8,449           119
     50,000,000 shares authorized, 8,449,000 issued
     and outstanding at 6/30/00 and 119,000
     issued and outstanding at 9/30/99

     ADDITIONAL PAID IN  CAPITAL                            3,451        11,781

     BEGINNING RETAINED DEFICIT                            -6,000             0
     NET LOSS                                              -3,311        -6,000

                                                          ---------------------
     ENDING RETAINED DEFICIT                               -9,311        -6,000

                                                          ---------------------
TOTAL STOCKHOLDERS' EQUITY                                  2,589         5,900

                                                          ---------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                           2,589         5,900
                                                          =====================


                       SEE NOTES TO FINANCIAL STATEMENTS

                           DEL CERRO ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                      3/10/99       3/10/99
                                          Quarter         Quarter                                   (Inception)    (Inception)
                                           Ended           Ended           YTD           YTD             To            To
                                          6/30/00         6/30/99        6/30/00       6/30/99        9/30/99        6/30/00
REVENUE

                                        --------------------------------------------------------------------------------------
TOTAL REVENUE                                     0              0              0              0              0              0

DIRECT COSTS



                                        --------------------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                          0              0              0              0              0              0

                                        --------------------------------------------------------------------------------------
GROSS PROFIT                                      0              0              0              0              0              0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE          1,801              0          3,311          6,000          6,000          9,311

                                        --------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                      1,801              0          3,311          6,000          6,000          9,311


                                        --------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                         -1,801              0         -3,311         -6,000         -6,000         -9,311


OTHER INCOME & EXPENSE


                                        --------------------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                      0              0              0              0              0              0

                                        --------------------------------------------------------------------------------------
LOSS BEFORE TAXES                            -1,801              0         -3,311         -6,000         -6,000         -9,311


                                        --------------------------------------------------------------------------------------
NET LOSS                                     -1,801              0         -3,311         -6,000         -6,000         -9,311
                                        ======================================================================================


NET LOSS PER SHARE                          -0.0002            NIL        -0.0004        -0.0007        -0.0007        -0.0011


WEIGHTED AVERAGE NUMBER OF COMMON         8,449,000      8,449,000      8,449,000      8,449,000      8,449,000      8,449,000
SHARES OUTSTANDING


                       SEE NOTES TO FINANCIAL STATEMENTS

                           DEL CERRO ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                3/10/99
                                          Quarter   Quarter                            Year   (Inception)
                                           Ended     Ended       YTD        YTD       Ended       To
                                          6/30/00   6/30/99    6/30/00    6/30/99    9/30/99    6/30/00
                                         --------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                             -1,801         0      -3,311     -6,000     -6,000     -9,311

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                        0          0          0      6,000      6,000      6,000


                                         --------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES     -1,801          0     -3,311          0          0     -3,311

CASH FLOWS FROM INVESTING ACTIVITIES           0          0          0          0          0          0

CASH FLOWS FROM FINANCING ACTIVITIES           0          0          0      5,900      5,900      5,900


                                         --------------------------------------------------------------
NET INCREASE (DECREASE)                   -1,801          0     -3,311      5,900      5,900      2,589

CASH BEGINNING OF PERIOD                   4,390      5,900      5,900          0          0          0

                                         --------------------------------------------------------------
CASH END OF PERIOD                         2,589      5,900      2,589      5,900      5,900      2,589


                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2000 and September 30, 1999, and the results of operations and the changes in cash for the three months ended June 30, 2000 and 1999, the nine months ended June 30, 2000 and 1999, the year ended September 30, 1999 and the period of March 10, 1999 (inception) to June 30, 2000. The accompanying financial statements have been adjusted as of June 30, 2000 as required by Item 310(b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The results of operations for the nine months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

3.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Nevada on March 10, 1999. The Company is a development stage company and has not conducted any business activities to date.

The Company has selected September 30th as its fiscal year end.

4.      Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000.

NOTES TO FINANCIAL STATEMENTS

6.      Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1     FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $3311 through June 2000 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The Company's two year business plan encompasses the following steps to implement its goals: during months one through six raise capital of $2,500,000 through the sale of common stock in a private placement; during months seven through twelve budget $957,000 for development of its school to include $215,000 for five track vehicles and one pre-run van, $240,000 for one equipment hauler, $80,000 for two full-time instructors, $30,000 for temporary track personnel, $180,000 for facility rentals - including insurance and safety personnel, $25,000 for one marketing manager, $17,000 for one office staff assistant, $25,000 for purchase of computers and fixed assets, $75,000 for advertising, $20,000 for travel expenses, and $50,000 for rent and other operating expenses.

The Company will only be able to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in La Mesa, California, purchase furniture and equipment, and begin development of its operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, difficulty in securing track facility rental, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company

NOTES TO FINANCIAL STATEMENTS

may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.


PART II     OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a) Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal
                         quarter ended June 30, 2000

                                   SIGNATURES
                                -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Del Cerro Enterprises, Inc.






                                    /s/ Rodger Ward
        Dated: August 11, 2000      -------------------------------
                                    Rodger Ward
                                    President and Chief Executive Officer