Form 10KSB40
period 2000-09-30
DEL CERRO ENTERPRISES INC
filed 2000-10-31
CIK 1114708

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K-SB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-30669


                           DEL CERRO ENTERPRISES, INC.
                           ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



           NEVADA                                                88-0453649
           ------                                                ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


3428 TROPHY DRIVE, LA MESA, CA                                        91941
---------------------------------------                               -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)



(619) 692-2141
--------------
(ISSUER'S TELEPHONE NUMBER)


         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:


                          Common Stock - .001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   [X]                No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.


                     Yes   [X]                No [ ]


The issuer had no revenues for the year ended September 30, 2000.

As of September 30, 2000, the registrant had 8,449,000 shares of common stock, $.001 par value, issued and outstanding.

                                     PART 1

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS


BUSINESS DEVELOPMENT

Form And Year Of Organization

Del Cerro Enterprises, Inc. was incorporated in Nevada on March 10, 1999 for the purpose of developing a high performance driving school in conjunction with annual nationwide open road races. During March 1999, the Company received its initial funding through the sale of common stock to investors. From inception until March 2000, the Company had no material operating activities.


Any Bankruptcy, Receivership, Or Similar Proceeding

There have been no bankruptcy, receivership or similar proceedings.


Any Material Reclassification, Merger, Consolidation, Or Purchase Or Sale Of A Significant Amount Of Assets Not In The Ordinary Course Of Business

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


BUSINESS OF THE COMPANY

Principal Products Or Services And Their Markets

The Company intends to offer high speed driving courses at local road racing facilities in conjunction with established open road races. The extensive instruction will include a structured curriculum of classroom and track sessions that will provide an understanding of the fundamentals of road racing. Classroom sessions will emphasize techniques, racing lines, equipment preparation, technical inspections and safety procedures. For those participating in the open road races, sessions will also be offered to cover timing, driver/navigator team participation, pre-run videos and detailed course notes. Track time will be an intensive series of slalom, braking and downshifting exercises that give the participant the opportunity to utilize the techniques and skills discussed in the classroom in a systematic and controlled environment. Additional track time will allow the instructor to critique the racer's skill application in a series of lapping sessions at progressively higher speeds, utilizing radio communication between instructor and student.

The Company will initially focus on the participants in the three established open road races organized by Rodger Ward's Classic Auto Racing Society:

Big Bend Open Road Race
        US Highway 285, Fort Stockton - Sanderson - Ft. Stockton, Texas. 120 mile "boomerang" event held each April.

Gambler's Run Twin 50's
        Nevada State Route 225, Elko - Wild Horse - Elko, Nevada. 100 mile "boomerang" event held each June.

Pony Express Open Road Race
        Nevada State Route 305, Battle Mountain - Austin, Nevada. 84 mile event held each September.

Open Road Races are conducted on a section of State or Federal Highway, generally 50 miles or more in length. The participants race the entire distance at a target speed that they have qualified for based upon the tech speed of their vehicle. The cars are started in a staggered format with the faster cars starting first at two to three minute intervals. There is virtually no passing and no wheel to wheel competition. Participants are required to show proof of completion of an approved high speed driving course. Awards are given to participants who come closest to averaging their target speed. Speed divisions are differentiated by vehicle safety equipment and driver's racing experience -
Touring: 95-110mph, Grand Touring: 115-130mph, Grand Sport: 135-160mph, Super
Sport: 170-180mph, and Unlimited: 180+ mph.

Utilizing Management's experience in and knowledge of the motorsport industry, the Company will conduct multi-day courses at a selection of the more than 25 road courses located in the states surrounding the open road races. These include:

        Arizona

                Firebird Intl. Raceway            Chandler             1.6 mile
                Phoenix Intl. Raceway             Mesa                 1.51 mile

        California

                Holtville Raceway                 Holtville            1.43 mile
                Buttonwillow Raceway              Buttonwillow         3 mile
                Laguna Seca                       Monterey             2.24 mile
                Sears Point Raceway               Sonoma               2.52 mile
                Willow Springs Motorsport Park    Rosamond             2.5 mile

        Colorado

                Pueblo Motorsports Park           Pueblo               2.2 mile
                Aspen Sports Car Club             Woody Creek          1.1 mile


                LaJunta Raceway                   LaJunta              1.6 mile
                Mountain View Motor Sport Park    Mead                 1.8 mile
                Pikes Peak Intl Raceway           Fountain             1.3 mile
                Second Creek Raceway              Denver               1.7 mile

        Nevada

                Las Vegas Motor Speedway          Las Vegas            2.5 mile
                Reno-Fernley Raceway              Fernley              15 mile

        Texas

                Cabaniss N.A.S.                   Corpus Cristi        2.6 mile
                Texas Motor Speedway              Fort Worth           2.5 mile
                Texas World Speedway              College Stn.         3.1 mile
                Abilene Municipal Airport         Abilene              1.7 mile
                Oak Hill Raceway                  Henderson            1.8 mile

Additional courses for those not participating in the open road races will also be offered. These will include High Performance Driving - a course combining advanced street driving skills with techniques refined through years on the racetrack; Highway Survival Training - emphasizing defensive driving skills and elements of car control such as accident avoidance, skid control and high-speed braking; and Teenage Defensive Driving - teaching teens skills such as accident avoidance, skid control, advanced braking and ABS techniques.

Auto Racing is the nation's fastest-growing spectator and TV sport, with an attendance rising 11.4% annually over the past five years. According to a 1998 study conducted by Performance Research of Newport, RI, auto racing fans are the most loyal of any sports fans to sponsor products and industry related businesses. 78% of NASCAR fans and 68% of IndyCar fans claim they "almost always" purchase a sponsor's product over a non-sponsor's product. Corporate sponsorships for auto racing and race related businesses increased 9% in 1997 and is expected to continue at a growth rate of 5% - 10% annually. The study shows the demographics of the auto racing audience to be:

                                 NASCAR                     INDYCAR
                                 ------                     -------

Median Age                       25-44                      21-44
Gender                           60% Male / 40% Female      69% Male / 31% Female
Marital Status                   76% Married                71% Married
Median Income                    38K - 49K                  40K - 51K
Own 2 or more vehicles           86%                        92%
Own 3 or more vehicles           61%                        69%

The Company's business plan proposes to utilize its founders' backgrounds to develop its racing school. The business plan requires the Company during the first six months of 2001 to raise capital of $2,500,000 through the sale of common stock in a private placement. After raising the projected capital, the Company has a planned budget for months seven through twelve of $957,000 for development of its school to include $215,000 for five track vehicles and one pre-run van, $240,000 for one equipment hauler, $80,000 for two full-time instructors, $30,000 for temporary track personnel, $180,000 for facility rentals - including insurance and safety personnel, $25,000 for one marketing manager, $17,000 for one office staff assistant, $25,000 for purchase of computers and fixed assets, $75,000 for advertising, $20,000 for travel expenses, and $50,000 for rent and other operating expenses.


Distribution Methods Of Products Or Services

For the first two years of its business plan, the Company will advertise its driving school through it's Directors' web site, www.openroadracing.com. In addition, the Company will advertise in publications, such as AutoWeek, AutoRacingDigest, and Grassroots Motorsports, maintain links on Internet web pages such as racingschools.com, TheRaceNet.com, and RacingPress.com. Ads in local newspapers and track publications surrounding the open road races will be placed prior to each event. Sponsorships for drivers in local events will also be considered.


Status Of Any Publicly Announced New Product Or Service

The Company has no new product or service planned or announced to the public.


Competitive Business Conditions And The Small Business Issuer's Competitive Position In The Industry And Methods Of Competition

The size and financial strength of the Company's primary competitors, The Bondurant School, Richard Petty Driving Experience and Skip Barber Racing School are substantially greater than those of the Company. In examining major competitors, Management has concluded none offer a driving school in conjunction with a competitive open road race. The Bondurant and Barber racing schools target the amateur and professional race car driver seeking to improve specific areas of their driving and racing techniques. The Petty Driving Experience targets racing enthusiasts with programs designed to provide them the opportunity to drive a race car in a controlled environment. However, the Company's competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company's entry into the motorsport market, however, the Company at this time has no market share of this market.


Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

Management will rely on their combined experience and knowledge in the auto racing business to arrange for the acquisition of vehicles for the racing school. The Company will utilize road race chassis builders to design and assemble its vehicles and purchase engines from motorsport engine builders to be installed in the cars. While the Company has no current contracts with chassis or engine builders, Management is aware of chassis builders such as Neely Motorsports, Hutcherson-Pagan Enterprises and S&W Race Cars, and engine builders such as Gustaf Engine & Machine, Draime Racing Engines and Skip Govia Motorsports, Inc. Miscellaneous parts and safety equipment are available from many suppliers such as Trac Dynamics, Simpson Racing, BSR

Products and Port City Racing. Management is also aware of opportunities to purchase turn-key vehicles from professional race teams at auctions held annually throughout the U.S. and will consider the most cost-efficient means for the acquisition of the vehicles while meeting all safety specifications. The Company will enter into agreements with chassis and engine builders per its business plan after raising capital during the first six months of 2001 per its plan.

Dependence On One Or A Few Major Customers

The Company will not depend on any one or a few major customers. The Company's target market is the millions of auto racing fans in the U.S. There are currently 1,585 race tracks located in the United States, 286 of those located in the states surrounding the road races organized by the Company's Directors. "Auto Racing is the fastest growing sport in America today, the economics of the motor-sports industry are very, very attractive". (Raymond James & Assoc., Investment Analysts) "Speed Sells... Auto Racing is America's new Favorite sport and it's hottest new marketing vehicle. Over nine million people attended NASCAR events alone in 1998, with over 2 billion tickets sold for auto racing events worldwide. Attendance is up 63% since 1990, and retail revenues are expected to exceed $1 billion this year, up from only $80 million in 1990." (Fortune Magazine 4/12/99). A typical Open Road Formula One race is watched by a European television audience of 310 million. U.S. promoters are building the American audience for road racing by bringing top European racers to the U.S. (www. businessweek.com/1997/32/b3539109.htm).


Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

The Company has no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. When the Company has sufficient funding, management will seek legal council to determine if any such registrations would be in its best interests.


Need For Government Approval Of Principal Products Or Services

The Company is not required to apply for or have any government approval for its products or services. Open Road Races are organized with State or Federal Highway officials allowing promoters to shut down a designated section of highway for a period of 8 to 10 hours. Drivers participating in the school will be required to show a valid state, military or international driver's license.


Effect Of Existing Or Probable Governmental Regulations On The Business

The Company's business is not subject to material regulation by federal governmental agencies. The Company will be required to meet all state and local safety standards for the vehicles used in its driving schools. Management personnel are familiar with all state and local safety requirements based on their experience operating open road racing events.

Estimate Of The Amount Spent During Each Of The Last Two Fiscal Years On Research And Development Activities, And If Applicable The Extent To Which The Cost Of Such Activities Are Borne Directly By Customers

The Company has not expended funds for research and development costs since inception.


Costs And Effects Of Compliance With Environmental Laws

The Company has not expended any funds for compliance with environmental laws and does not anticipate its business plan will encompass any such compliance requirements.


Number Of Total Employees And Number of Full Time Employees

The Company's only current employees are its two officers who will devote as much time as the board of directors determines is necessary to manage the affairs of the Company. The officers intend to work on a full time basis when the Company raises capital per its business plan. The Company's business plan calls for hiring four new employees during the next twelve months.

Risks

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Despite Management's belief that the Company can effectively compete because of its courses being offered in conjunction with existing open road race events, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding through a private placement, hire instructors, coordinate rental of track facilities, and convince participants to utilize the driving school in order to maintain ongoing sales.

The Company's long-term viability is substantially dependent upon market acceptance. The potential lack of acceptance by purchasers of the Company's racing programs could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of drivers and marketing personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified drivers and managerial personnel in the future. The loss of the services of any of the Company's current Management or other key employees or the inability to attract and retain the necessary drivers and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

The current officers, Mr. Ward and Mrs. Ward, are the sole officers and directors of the company and have control in directing the activities of the company. They are involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, the officers and directors of the company may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to the Company after the Company raises capital of $2,500,000 through the sale of securities through a private placement and is able to provide officers' salaries per its business plan.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of the inherent risks associated with the Company's planned motorsport business. These risks include a lack of a proven market for the Company's school, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of a product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.


Year 2000 Disclosure

Before 2000, business users of computers were aware that time-sensitive software might cause their computer systems to recognize a date using "00" as the year 1900 rather than the year 2000. Computer users were concerned that this software date problem might result in system failures or miscalculations causing disruption of normal business activities, primarily in the first weeks of 2000.

The Company's Management has hands-on familiarity with all of the software that will be utilized in its business plan and has experienced no Year 2000 related systems problems as of the date of this filing. Management has discussed Year 2000 computer systems issues with proposed goods and services suppliers for the Company's business plan and they have confirmed their computer related systems are already Year 2000 compatible.

As of the date of this filing, Management has made no Year 2000 compliance plans, other than to plan purchases of computer systems and software which are already Year 2000 compatible. Management has no Year 2000 contingency plans and does not intend to prepare future contingency plans related to Year 2000 compliance worst case scenarios.

Reports To Security Holders

The Company's bylaws do not require the Company to deliver an annual report to its shareholders, and the Company has not provided an annual report to its shareholders in the past. The Company is voluntarily filing this Form 10K-SB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address is 3428 Trophy Drive, La Mesa, CA 91941. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $2,500,000 and then begins hiring new employees per its business plan.


                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2000, there were no submissions of matters to a vote of security holders.

                                     PART II

                                     ITEM 5
       MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
                            OTHER SHAREHOLDER MATTERS

The Company plans to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of September 30, 2000, the Company had 61 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.



                                     ITEM 6
                                PLAN OF OPERATION

The Company's current cash balance is $1,554. Management believes the current cash balance is sufficient to fund the current minimum level of operations through December 2000, however, in order to advance the Company's business plan the Company must raise capital through the sale of equity securities. To date, the Company has sold $5,900 in equity securities and used approximately $4,346 for audit and bank fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The Company's business plan encompasses the following steps to implement its goals: during months one through six of 2001 raise capital of $2,500,000 through the sale of common stock in a private placement; during months seven through twelve budget $957,000 for development of its school to include $215,000 for five track vehicles and one pre-run van, $240,000 for one equipment hauler, $80,000 for two full-time instructors, $30,000 for temporary track personnel, $180,000 for facility rentals - including insurance and safety personnel, $25,000 for one marketing manager, $17,000 for one office staff assistant, $25,000 for purchase of computers and fixed assets, $75,000 for advertising, $20,000 for travel expenses, and $50,000 for rent and other operating expenses.

The Company will only be able to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in La Mesa, California, purchase furniture and equipment, and begin development of its operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, difficulty in securing track facility rental, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. The Company plans to purchase approximately $25,000 in furniture, computers, and software during the next twelve months from proceeds of its equity security sales. The Company's business plan provides for an increase of four employees during the next twelve months.



                                     ITEM 7
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.


                                     ITEM 8
       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL
                            AND FINANCIAL DISCLOSURE

None.

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                           PAGE #
                                                                           ------

INDEPENDENT AUDITORS REPORT                                                   F-1
---------------------------------------------------------------------------------

ASSETS                                                                        F-2
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                          F-3
---------------------------------------------------------------------------------

STATEMENT OF OPERATIONS                                                       F-4
---------------------------------------------------------------------------------

STATEMENT OF STOCKHOLDERS' EQUITY                                             F-5
---------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS                                                       F-6
---------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                              F-7-11
---------------------------------------------------------------------------------

                         [BARRY L. FRIEDMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                             October 23, 2000
DEL CERRO ENTERPRISES, INC.
San Diego, California

        I have audited the accompanying Balance Sheets of DEL CERRO ENTERPRISES, INC. (A Development Stage Company), as of September 30, 2000, and September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2000, and the period March 10, 1999, (inception), to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DEL CERRO ENTERPRISES, INC. (A Development Stage Company), as of September 30, 2000, and September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2000, and the period March 10, 1999, (inception), to September 30, 1999, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant

1582 Tulita Drive
Las Vegas, Nevada  89123
702-361-8414

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                                             SEPTEMBER      SEPTEMBER
                                                             30, 2000        30, 1999
                                                            ------------   ------------

CURRENT ASSETS

    CASH                                                    $      1,554   $      5,900
                                                            ------------   ------------
    TOTAL CURRENT ASSETS                                    $      1,554   $      5,900
                                                            ------------   ------------
OTHER ASSETS                                                $          0   $          0
                                                            ------------   ------------
    TOTAL OTHER ASSETS                                      $          0   $          0
                                                            ------------   ------------
TOTAL ASSETS                                                $      1,554   $      5,900
                                                            ------------   ------------


    The accompanying notes are an integral part of these financial statements

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             SEPTEMBER      SEPTEMBER
                                                             30, 2000        30, 1999
                                                            -----------    ------------


CURRENT LIABILITIES                                         $         0    $          0
                                                            -----------    ------------
    TOTAL CURRENT LIABILITIES                               $         0    $          0
                                                            -----------    ------------


STOCKHOLDERS' EQUITY (Note #4)

    Common stock
    Par value $0.001
    Authorized 50,000,000 shares
    Issued and outstanding at

    September 30, 1999-
    119,000 shares                                                         $        119

    September 30, 2000-
    8,449,000 shares                                        $     8,449

    Additional Paid-In Capital                                   +3,451         +11,781

    Deficit accumulated during
    The Development stage                                       -10,346          -6,000
                                                            -----------    ------------

TOTAL STOCKHOLDERS' EQUITY                                  $     1,554    $      5,900
                                                            -----------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $     1,554    $      5,900
                                                            -----------    ------------




    The accompanying notes are an integral part of these financial statements

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                            YEAR          MAR. 10,       MAR. 10, 1999
                                            ENDED         1999, TO        (INCEPTION)
                                           SEP. 30,       SEP. 30,        TO SEP. 30,
                                            2000            1999             2000
                                        -------------   -------------   ---------------
INCOME
    Revenue                             $           0   $           0   $             0
                                        -------------   -------------   ---------------


EXPENSES

    General, Selling and
    Administrative                      $       4,346   $       6,000   $        10,346
                                        -------------   -------------   ---------------
    TOTAL EXPENSES                      $       4,346   $       6,000   $        10,346
                                        -------------   -------------   ---------------
NET PROFIT/LOSS (-)                     $      -4,346   $      -6,000   $       -10,346
                                        -------------   -------------   ---------------


Net Profit/Loss (-)
per weighted share
(Note #1)                               $      -.0005   $      -.0007   $        -.0012
                                        -------------   -------------   ---------------


Weighted average
Number of common
shares outstanding                          8,449,000       8,449,000         8,449,000
                                        -------------   -------------   ---------------



    The accompanying notes are an integral part of these financial statements

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                             Additional       Accumu-
                                  Common          Stock        paid-in         lated
                                  Shares         Amount        Capital        Deficit
                               ------------- -------------  ------------  -------------
March 24, 1999
Issued For Services                60,000     $     60       $ 5,940

April 2, 1999
Issued For Cash                    59,000           59         5,841

Net loss year ended
March 10, 1999
(Inception) to
September 30, 1999                                                          $ -6,000
                               ------------- -------------  ------------  -------------
Balance,
September 30, 1999                119,000     $    119       $11,781        $ -6,000

March 15, 2000
Forward Stock Split
70 for 1                        8,330,000       +8,330        -8,330

Net Loss Year Ended
September 30, 2000                                                            -4,346
                               ------------- -------------  ------------  -------------
Balance,
September 30, 2000              8,449,000     $  8,449       $ 3,451        $-10,346
                               ------------- -------------  ------------  -------------




    The accompanying notes are an integral part of these financial statements

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                    YEAR          MAR. 10,      MAR. 10, 1999
                                   ENDED         1999, TO        (INCEPTION)
                                  SEP. 30,       SEP. 30,        TO SEP. 30,
                                    2000           1999              2000
                                 ---------       ---------       -----------
Cash Flows from
Operating Activities

    Net Loss                      $-4,346         $-6,000          $-10,346

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Issue Common Stock
    For Services                        0          +6,000            +6,000

Changes in assets and
Liabilities                             0               0                 0
                                   ------          ------         ---------

Net cash used in
Operating activities              $-4,346         $     0          $ -4,346

Cash Flows from
Investing Activities                    0               0                 0

Cash Flows from
Financing Activities

    Issuance of Common
    Stock for Cash                      0          +5,900            +5,900
                                   ------          ------         ---------

Net Increase (decrease)           $-4,346         $+5,900            +1,554

Cash,
Beginning of period                +5,900               0                 0
                                   ------          ------         ---------

Cash, End of Period                $1,554          $5,900         $   1,554
                                   ------          ------         ---------




    The accompanying notes are an integral part of these financial statements

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized March 10,1999, under the laws of the State of Nevada as DEL CERRO ENTERPRISES, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

                The Company records income and expenses on the accrual method.

        Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

                Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


        Reporting on Costs of Start-Up Activities

                Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        Year End

        The Company has selected September 30th as its fiscal year-end.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of September 30, 2000, is as follows:

                Net operation loss carry forward                   $      10,346
                Valuation allowance                                $      10,346

                Net deferred tax asset                             $           0


        The federal net operating loss carry forward will expire between 2019 and 2020.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of the corporation consists of 50,000,000 shares with a par value $0.001 per share.

        Preferred Stock

        The Company has no preferred stock.

        On March 24, 1999, the Company issued 60,000 shares of its $0.001 par value common stock for services of $6,000 to its directors.

        On March 24, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which changed the par value from no par to $0.001. Also, the Company's authorized common stock was increased from 25,000 shares to 50,000,000 shares.

        On March 15, 2000, the Company approved a forward stock split on the basis of 70 for 1, thus increasing the common stock from 119,000 shares 8,449,000 shares.


NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and/or directors have informally committed to advancing the operating costs of the Company interest free, if necessary.

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999


NOTE 6 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE 7 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                    PART III

                                     ITEM 9
                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                               AND CONTROL PERSONS

The Directors and Officers of the Company, all of those whose one year terms will expire 3/31/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address                            Age       Position            Date First Elected             Term Expires
--------------                            ---       --------            ------------------             ------------

Rodger Ward                               79        President,           3/15/99                        3/31/01
3428 Trophy Drive                                   Treasurer,
La Mesa, CA 91941                                   Director

Sherrie Ward                              49        Secretary,           3/15/99                        3/31/01
3428 Trophy Drive                                   Director
La Mesa, CA 91941

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Rodger Ward, President, Treasurer & Director

1995-Current    President, Classic Auto Racing Society, El Cajon, California.
                Company specializes in staging open road competition races in various states. Responsible for staff and safety personnel training, public relations, marketing, technical rule enforcement, technical inspection personnel training, course design and selection.

1980-Current    Racing Analyst, Speaker

1979-1984       Director of Special Events, Circus Circus Hotel & Casino, Las
                Vegas, NV Manager, Circus Circus Unlimited Hydroplane Racing
                Team

1975 - 1978     Owner/Promoter, Owasso Motor Speedway, Michigan

1969 - 1972     Director of Public Relations, Ontario Motor Speedway, California

                Indianapolis 500 Champion 1959 & 1962
                USAC National Champion 1959 & 1962


Sherrie Ward, Secretary & Director

1994-Current    Secretary, Treasurer, Classic Auto Society, El Cajon,
                California. Company specializes in staging open road competition races in various states. Responsible for licensing, state and local permits, pre event planning and setup, administration, accounting, contract preparation, television broadcasting negotiations, event scheduling, sponsorships, and daily operations management.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                           SUMMARY COMPENSATION TABLE


                                                       Other
Name &                                                 annual          Restricted                        LTIP             All other
principle                          Salary     Bonus     compen-           stock          Options         Payouts            compen-
position              Year           ($)       ($)     sation ($)       awards ($)         SARs            ($)             sation($)
-----------------------------------------------------------------------------------------------------------------------------------
R Ward                1999           -0-       -0-        -0-             3,000             -0-            -0-                  -0-
Pres., Tres.,         2000           -0-       -0-        -0-              -0-              -0-            -0-                  -0-
Director

S Ward                1999           -0-       -0-        -0-             3,000             -0-            -0-                  -0-
Secretary,            2000           -0-       -0-        -0-              -0-              -0-            -0-                  -0-
Director


There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. Ward for administrative services 30,000 shares of the Company's common stock on March 12, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On March 15, 2000, 2,100,000 shares of the Company's common stock were issued to him per a 71 for 1 stock split.

The Board agreed to pay Mrs. Ward for administrative services 30,000 shares of the Company's common stock on March 12, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On March 15, 2000, 2,100,000 shares of the Company's common stock were issued to her per a 71 for 1 stock split.

The terms of these stock issuances were as fair to the Company, in the Board's opinion, as could have been made with an unaffiliated third party.

The officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $25,000 at each month end. When positive cash flow reaches $25,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will that benefits the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - September 30, 2000:

Title Of             Name &                         Amount &                      Percent
Class                Address                        Nature of owner                Owned
-----                -------                        ---------------               -------
Common               Rodger Ward                      2,130,000(a)                  25%
                     3428 Trophy Drive
                     La Mesa, CA 91941

Common               Sherrie Ward                     2,130,000(b)                  25%
                     3428 Trophy Drive
                     La Mesa, CA 91941

Total Shares Owned by Officers & Directors
As a Group                                            4,260,000                     50%

(A) Mr. Ward received for administrative services 30,000 shares of the Company's common stock on March 12, 1999. 2,100,000 shares of the Company's common stock were issued to him per a 71 for 1 forward stock split on March 15, 2000.

(B) Mrs. Ward received for administrative services 30,000 shares of the Company's common stock on March 12, 1999. 2,100,000 shares of the Company's common stock were issued to her per a 71 for 1 forward stock split on March 15, 2000.



                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Ward, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.


                                     ITEM 13
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           Exhibit 23          Consent of Experts and counsel
           Exhibit 27          Financial Data Schedule

           Reports filed on Form 8-K: None

           Reports required to be filed by Regulation S-X: None

                                   SIGNATURES



Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Del Cerro Enterprises, Inc.



Date       October 20, 2000                      By      /s/ Rodger Ward
                                                    --------------------------------
                                                    Rodger Ward, President, Secretary &
                                                    Director



Date       October 20, 2000                      By   /s/ Sherrie Ward
                                                    --------------------------------
                                                    Sherrie Ward, Treasurer & Director