Form 10KSB40/A
period 2000-09-30
DEL CERRO ENTERPRISES INC
filed 2001-02-06
CIK 1114708

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  1st Amendment

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-30669


                           DEL CERRO ENTERPRISES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



             NEVADA                                       88-0453649
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


2635 Camino Del Rio South, Suite 211, San Diego, CA                    92108
---------------------------------------------------                  ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)



(619) 692-2171
--------------
(ISSUER'S TELEPHONE NUMBER)



         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:


                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    [X]                         No   [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


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

We received our initial funding through the sale of common stock to investors from the period of approximately March 15, 1999 until March 31, 1999. We offered and sold 59,000 common stock shares at $0.10 per share to non-affiliated private investors. From inception until the date of this filing we have had no material operating activities.


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

Utilizing Management's experience in and knowledge of the motorsport industry, the Company will conduct multi-day courses at a selection of the more than 25 road courses located in the states surrounding the open road races. While the company has not begun race track rental discussions or signed rental agreements with any course to date, management has identified primary race track facilities that may include:

        Arizona

               Firebird Intl. Raceway              Chandler      1.6 mile
               Phoenix Intl. Raceway               Mesa          1.51 mile

        California

               Holtville Raceway                   Holtville     1.43 mile
               Buttonwillow Raceway                Buttonwillow  3 mile
               Laguna Seca                         Monterey      2.24 mile
               Sears Point Raceway                 Sonoma        2.52 mile
               Willow Springs Motorsports Park     Rosamond      2.5 mile

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

Management is familiar with the operating procedures and rental availability of all of the racing facilities for planned use in the company's road course racing and driving instruction. These facilities are available throughout the year on rental schedules. However, if scheduling conflicts arise at these facilities, management believes they will be able to arrange rental dates at alternate suitable racing facilities as there are eighteen race tracks in Arizona, ninety in California, twenty- four in Colorado, twenty-two in Nevada, and eighty-eight in Texas. Management is confident, based upon prior experience, that they will be able to secure rental racing facilities at either primary or alternate race courses suitable for the company's planned multi-day driving and instructions courses.

In management's opinion and experience the popularity of open road racing is increasing along with other forms of motorsport. Open road racing had it's beginnings in the 19th century and experienced a revival in the years following World War II. In recent years the number and types of open road races have increased including a new motorsports sanctioning body, the Grand American Road Racing Association.

The Company's business plan proposes to utilize its founders' backgrounds to develop its racing school. The business plan requires the Company during the first six months of 2001 to raise capital of $2,500,000 through the sale of common stock in a private placement. After raising the projected capital, the Company has a planned budget for months seven through twelve of $957,000 for development of its school to include $215,000 for five track vehicles and one pre-run van, $240,000 for one equipment hauler, $80,000 for two full-time instructors, $30,000 for temporary track personnel, $180,000 for facility rentals - including insurance and safety personnel, $25,000 for one marketing manager, $17,000 for one office staff assistant, $25,000 for purchase of computers and fixed assets, $75,000 for advertising, $20,000 for travel expenses, and $50,000 for rent and other operating expenses. In addition, based upon management's experience and the company's business plan, the company will budget approximately $60,000 per year for property and injury insurance coverage of $5,000,000. Management believes this level of insurance is adequate as race track facilities include insurance coverage in their rental rates, and all driving participants will be required to sign property damage and injury disclaimers related to the inherent risks in high speed driving activities.

There are no assurances that the company's planned sale of $2,500,000 of common stock will be successful. If no funding is received during the next twelve months, we will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The officers and directors have no formal commitments or arrangements to advance or loan funds to the company. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.


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

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

Management will rely on their combined experience and knowledge in the auto racing business to arrange for the acquisition of vehicles for the racing school. The Company will utilize road race chassis builders to design and assemble its vehicles and purchase engines from motorsport engine builders to be installed in the cars. While the Company has no current contracts with chassis or engine builders, Management is aware of chassis builders such as Neely Motorsports, Hutcherson- Pagan Enterprises and S&W Race Cars, and engine builders such as Gustaf Engine & Machine, Draime Racing Engines and Skip Govia Motorsports, Inc. Miscellaneous parts and safety equipment are available from many suppliers such as Trac Dynamics, Simpson Racing, BSR Products and Port City Racing. Management is also aware of opportunities to purchase turn-key vehicles from professional race teams at auctions held annually throughout the U.S. and will consider the most cost-efficient means for the acquisition of the vehicles while meeting all safety specifications. The Company will enter into agreements with chassis and engine builders per its business plan after raising capital during the first six months of 2001 per its plan.


Dependence On One Or A Few Major Customers

We will not depend on any one or a few major customers. Our target market is the millions of auto racing fans and competition drivers in the U.S. There are currently 1,585 race tracks located in the United States, 286 of those located in the states surrounding the road races organized by Del Cerro's Directors.


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


Risks

Investors in Del Cerro should be particularly aware of the inherent risks associated with the company's business plan. These risks include but are not limited to:

WE ARE IN THE DEVELOPMENT STAGE OF OUR BUSINESS. DEL CERRO HAS NO OPERATING HISTORY, NO MATERIAL CURRENT OPERATIONS, AND NO PROFITS. AT THIS STAGE OF OUR BUSINESS PLAN, EVEN WITH OUR GOOD FAITH EFFORTS, OUR SHAREHOLDERS ARE ACCEPTING A HIGH PROBABILITY OF LOSING THEIR INVESTMENT.

        While we fully intend to meet our goals per our business plan, our plan may not work. In such a scenario, we could remain as a start-up company with no material operations, revenues, or profits. Although management has been successful in planning and operating other auto racing businesses and events and believes their plan for Del Cerro will generate revenue and profit, there is no guarantee their past experiences will provide Del Cerro with similar future successes.


OUR BUSINESS STRATEGY REQUIRES US TO RAISE FUNDS OF $2,500,000 THROUGH A PRIVATE PLACEMENT. WITHOUT FUNDING, WE COULD REMAIN AS A START-UP COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

        Although we intend to implement our business plan through the foreseeable future and will do our best to mitigate the risks associated with the business plan, there can be no assurance that our efforts will be successful. Depending upon the amount of additional funding we receive, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.


OUR COMPETITORS ARE WELL-ESTABLISHED AND HAVE SUBSTANTIALLY GREATER FINANCIAL, MARKETING, PERSONNEL AND OTHER RESOURCES THAN WE DO. SHOULD WE BE UNABLE TO ACHIEVE ENOUGH CUSTOMER MARKET SHARE IN OUR INDUSTRY, WE MAY EXPERIENCE LESS REVENUE THAN ANTICIPATED AND A SIGNIFICANT REDUCTION IN OUR PROFIT.

        We plan to capitalize on our management's contacts in auto racing and name recognition among competition drivers and auto racing fans. While we believe we will be able to successfully compete against other similar auto racing companies, there is no assurance we will be successful in attracting enough competition drivers and auto racing fans to be a competitive force in our industry.


THE CURRENT OFFICERS, RODGER WARD AND SHERRIE WARD, ARE THE SOLE OFFICERS AND DIRECTORS OF THE COMPANY, AND AT THE SAME TIME, THEY ARE INVOLVED IN OTHER BUSINESS ACTIVITIES. DEL CERRO'S NEEDS FOR THEIR TIME AND SERVICES COULD CONFLICT WITH THEIR OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN THEIR INABILITY TO PROPERLY MANAGE DEL CERRO'S AFFAIRS, RESULTING IN DEL CERRO REMAINING A START-UP COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

        We have not formulated a plan to resolve any possible conflicts that may arise. While Del Cerro and its officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to Del Cerro after we raise capital of $2,500,000 through the sale of securities through a private placement and are able to provide officers' salaries per our business plan.

THERE IS NO CURRENT PUBLIC MARKET FOR DEL CERRO'S SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK IS NOT PUBLICALLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

        We plan to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers, the NASD. While this could create liquidity for our shareholders through public trading by securities dealers, we do not know when we will be able to file for trading, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

IF THE COMPANY BECOMES LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD THE TRADING IN THE COMPANY'S SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

        The Securities and Exchange Commission Rule 15g-9 establishes the definition of a "penny stock", for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and
        (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

        The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be less purchasers qualified by their brokers to purchase shares of the company, and therefore a less liquid market for the securities.


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



Reports To Security Holders


We provide an annual report that includes our financial information to our shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the

Securities Exchange Act of 1934. The Company is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

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


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address 2635 Camino Del Rio South, Suite 211, San Diego, CA. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $2,500,000 and then begins hiring new employees per its business plan.


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





                                     PART II

                                     ITEM 5
   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
                               SHAREHOLDER MATTERS

The Company plans to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD) as soon as the Securities and Exchange commission notifies us that our SB-2 Registration Statement is effective. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

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


                                     ITEM 6
                                PLAN OF OPERATION

The Company's current cash balance is $1,554. Management believes the current cash balance is sufficient to fund the current minimum level of operations through the third quarter of 2001, however, in order to advance the Company's business plan the Company must raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. To date, the Company has sold $5,900 in equity securities and used approximately $4,346 for audit and bank fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance. We have received a going concern opinion of our financial statements that raises substantial doubt as to our ability to continue as a going concern.

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


                                     ITEM 8
    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND
                              FINANCIAL DISCLOSURE

None.

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                                PAGE #
                                                                                ------
INDEPENDENT AUDITORS REPORT                                                       F1
------------------------------------------------------------------------------------


ASSETS                                                                            F2
------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                              F3
------------------------------------------------------------------------------------


STATEMENT OF OPERATIONS                                                           F4
------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY                                                 F5
------------------------------------------------------------------------------------


STATEMENT OF CASH FLOWS                                                           F6
------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS                                                 F7-F11
------------------------------------------------------------------------------------

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

/s/  Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
(702) 361-8414

                                     - F1 -

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                SEPTEMBER           SEPTEMBER
                                 30, 2000            30, 1999
                              --------------      --------------
CURRENT ASSETS

    CASH                      $        1,554      $        5,900
                              --------------      --------------

    TOTAL CURRENT ASSETS      $        1,554      $        5,900
                              --------------      --------------

OTHER ASSETS                  $            0      $            0
                              --------------      --------------

    TOTAL OTHER ASSETS        $            0      $            0
                              --------------      --------------

TOTAL ASSETS                  $        1,554      $        5,900
                              --------------      --------------



    The accompanying notes are an integral part of these financial statements

                                     - F2 -

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                        SEPTEMBER           SEPTEMBER
                                         30, 2000            30, 1999
                                      --------------      --------------
CURRENT LIABILITIES                   $            0      $            0
                                      --------------      --------------

    TOTAL CURRENT LIABILITIES         $            0      $            0
                                      --------------      --------------


STOCKHOLDERS' EQUITY (Note #4)

    Common stock
    Par value $0.001
    Authorized 50,000,000 shares
    Issued and outstanding at

    September 30, 1999-
    119,000 shares                                        $          119

    September 30, 2000-
    8,449,000 shares                  $        8,449

    Additional Paid-In Capital                +3,451             +11,781

    Deficit accumulated during
    The Development stage                    -10,346              -6,000
                                      --------------      --------------


TOTAL STOCKHOLDERS' EQUITY            $        1,554      $        5,900
                                      --------------      --------------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $        1,554      $        5,900
                                      --------------      --------------


    The accompanying notes are an integral part of these financial statements

                                     - F3 -

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                           YEAR           MAR. 10,       MAR. 10, 1999
                                           ENDED          1999, TO        (INCEPTION)
                                          SEP. 30,        SEPT. 30,       TO SEP. 30,
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


Net Profit/Loss(-)
per weighted share
(Note #1)                               $         Nil   $         Nil   $           Nil
                                        -------------   -------------   ---------------


Weighted average
Number of common
shares outstanding                          8,449,000       8,449,000         8,449,000
                                        -------------   -------------   ---------------

    The accompanying notes are an integral part of these financial statements

                                     - F4 -

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Additional       Accumu-
                          Common          Stock         paid-in         lated
                          Shares         Amount         Capital        Deficit
                         ---------      ---------      ---------      ---------

March 24, 1999
Issued For Services         60,000      $      60      $   5,940

April 2, 1999
Issued For Cash             59,000             59          5,841

Net loss year ended
March 10, 1999
(Inception) to
September 30, 1999                                                     $-6,000
                         ---------      ---------      ---------      ---------

Balance,
September 30, 1999         119,000      $     119      $  11,781       $-6,000

March 15, 2000
Forward Stock Split
70 for 1                 8,330,000         +8,330         -8,330

Net Loss Year Ended
September 30, 2000                                                      -4,346
                         ---------      ---------      ---------      ---------

Balance,
September 30, 2000       8,449,000      $   8,449      $   3,451      $-10,346
                         ---------      ---------      ---------      ---------


    The accompanying notes are an integral part of these financial statements

                                     - F5 -

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                  YEAR            MAR. 10,       MAR. 10, 1999
                                 ENDED            1999, TO        (INCEPTION)
                                SEP. 30,         SEPT. 30,        TO SEP. 30,
                                  2000              1999              2000
                              ------------      ------------      ------------
Cash Flows from
Operating Activities

    Net Loss                  $     -4,346      $     -6,000      $    -10,346

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Issue Common Stock
    For Services                         0            +6,000            +6,000

Changes in assets and
Liabilities                              0                 0                 0
                              ------------      ------------      ------------

Net cash used in
Operating activities          $     -4,346      $          0      $     -4,346

Cash Flows from
Investing Activities                     0                 0                 0

Cash Flows from
Financing Activities

    Issuance of Common
    Stock for Cash                       0            +5,900            +5,900
                              ------------      ------------      ------------

Net Increase (decrease)       $     -4,346      $     +5,900            +1,554

Cash,
Beginning of period                 +5,900                 0                 0
                              ------------      ------------      ------------

Cash, End of Period           $      1,554      $      5,900      $      1,554
                              ------------      ------------      ------------


   The accompanying notes are an integral part of these financial statements

                                     - F6 -

                           DEL CERRO ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized March 10, 1999, under the laws of the State of Nevada as DEL CERRO ENTERPRISES, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company. In March 1999, the board of directors voted to seek capital and began developing a business plan. In March 1999 the Company received its initial funding through the sale of common stock. The company remains in a development stage until it completes its registration statement process with the U.S. Securities and Exchange Commission, is listed on a stock exchange, and secures equity funding.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

               The Company records income and expenses on the accrual method.

        Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimates.

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

                                     - F7 -

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


                                     - F8 -

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

                                     - F9 -

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


NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company hopes to raise operating capital through a private placement during the first seven months of its business plan, develop its facilities during months seven through twelve, and begin operations at the beginning of year two of its plan. The stockholders/officers and/or directors have informally committed to advancing the operating costs of the Company interest free, if necessary.

                                     - F10 -

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





                                     - F11 -

                                    PART III

                                     ITEM 9
                   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                               AND CONTROL PERSONS

The Directors and Officers of the Company, all of those whose one year terms will expire 3/31/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address        Age    Position       Date First Elected   Term Expires
-----------------------------------------------------------------------------
Rodger Ward            79    President,     3/15/99               3/31/01
3428 Trophy Drive            Treasurer,
La Mesa, CA 91941            Director

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

The Directors, Rodger and Sherrie Ward, are husband and wife.

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

Resumes

Rodger Ward, President, Treasurer & Director

1995 - Current  President, Classic Auto Racing Society, El Cajon, California.
                Company specializes in staging open road competition races in various states. Responsible for staff and safety personnel training, public relations, marketing, technical rule enforcement, technical inspection personnel training, course design and selection.

1980 - Current  Racing Analyst, Speaker
1979 - 1984     Director of Special Events, Circus Circus Hotel & Casino, Las
                Vegas, NV Manager, Circus Circus Unlimited Hydroplane Racing
                Team


1975 - 1978     Owner/Promoter, Owasso Motor Speedway, Michigan
1969 - 1972     Director of Public Relations, Ontario Motor Speedway, California

                Indianapolis 500 Champion 1959 & 1962
                USAC National Champion 1959 & 1962


Sherrie Ward, Secretary & Director

1994 - Current  Secretary, Treasurer, Classic Auto Society, El Cajon,
                California. Company specializes in staging open road competition races in various states. Responsible for licensing, state and local permits, pre event planning and setup, administration, accounting, contract preparation, television broadcasting negotiations, event scheduling, sponsorships, and daily operations management.


                                     ITEM 10
                             EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                           SUMMARY COMPENSATION TABLE


Name &              Year   Salary    Bonus  Other      Restricted    Options     LTIP     All other
principle                   ($)      ($)    annual     stock         SARs        Payouts  compen-
position                                    compen-    awards ($)                ($)      sation ($)
                                            sation ($)
----------------------------------------------------------------------------------------------------
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


                                     ITEM 11
                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - September 30, 2000:

Title Of       Name &                       Amount &             Percent
Class          Address                      Nature of owner      Owned
-----          -------                      ---------------      -----
Common         Rodger Ward                  2,130,000 (a)        25%
               3428 Trophy Drive
               La Mesa, CA 91941

Common         Sherrie Ward                 2,130,000 (b)        25%
               3428 Trophy Drive
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


                                     ITEM 13
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


        Exhibit 23    Consent of Experts and counsel

        Reports filed on Form 8-K: None

        Reports required to be filed by Regulation S-X:  None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Del Cerro Enterprises, Inc.




Date    February 5, 2001                       By   /s/ Rodger Ward


                                                   -----------------------------
                                                   Rodger Ward, President,
                                                   Secretary & Director



Date    February 5, 2001                       By   /s/ Sherrie Ward

                                                    ----------------------------
                                                    Sherrie Ward, Treasurer &
                                                    Director