Form 10QSB
period 2000-12-31
DEL CERRO ENTERPRISES INC
filed 2001-02-06
CIK 1114708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2000
                         Commission File Number 0-30669

                           DEL CERRO ENTERPRISES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   NEVADA                               88-0453649
               ------------------                     ---------------
           (State of Incorporation)         (I.R.S. Employer Identification No.)

            2635 Camino Del Rio South, Suite 211, San Diego, CA 92108
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2171
                               -------------------
              (Registrant's telephone number, including area code)


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

As of December 31, 2000, the registrant had 8,449,000 shares of common stock, $.001 par value, issued and outstanding.

                           DEL CERRO ENTERPRISES, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                         DEC 31         SEPT 30
                                          2000           2000
CURRENT ASSETS
   CASH (on hand & in the bank)           777.38        1554.24

                                      -------------------------
TOTAL CURRENT ASSETS                      777.38        1554.24

FIXED ASSETS

                                      -------------------------
NET FIXED ASSETS                            0.00           0.00

OTHER ASSETS



                                      -------------------------
TOTAL OTHER ASSETS                          0.00           0.00

                                      -------------------------
TOTAL ASSETS                              777.38        1554.24
                                      =========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                      -------------------------
TOTAL CURRENT LIABILITIES                   0.00           0.00

LONG TERM LIABILITIES

                                      -------------------------
TOTAL LONG TERM LIABILITIES                 0.00           0.00

                                      -------------------------
TOTAL LIABILITIES                           0.00           0.00

STOCKHOLDERS' EQUITY

     COMMON STOCK                       8,449.00       8,449.00
     PAID IN CAPITAL                    3,451.00       3,451.00

     BEGINNING RETAINED EARNINGS      -10,345.76      -6,000.00
     NET INCOME (LOSS)                   -776.86      -4,345.76

                                      -------------------------
     ENDING RETAINED EARNINGS         -11,122.62     -10,345.76

                                      -------------------------
TOTAL STOCKHOLDERS' EQUITY                777.38       1,554.24

                                      -------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY         777.38       1,554.24
                                      =========================

                           DEL CERRO ENTERPRISES, INC.
                                INCOME STATEMENTS


                                                                                                       3/10/99
                                                                                                      (Inception)
                                            3 Months Ended    3 Months Ended       Year Ended             to
                                              12/31/00           12/31/99            9/30/00           12/31/00
REVENUE


                                            ----------------------------------------------------------------------
TOTAL REVENUE                                        0.00               0.00               0.00               0.00

DIRECT COSTS



                                            ----------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                             0.00               0.00               0.00               0.00

                                            ----------------------------------------------------------------------
GROSS PROFIT                                         0.00               0.00               0.00               0.00

OPERATING EXPENSES

     MANAGEMENT FEES                                 0.00               0.00               0.00            6000.00
     GENERAL, SELLING & ADMINISTRATIVE             776.86               0.00           4,345.76           5,122.62

                                            ----------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           776.86               0.00           4,345.76          11,122.62


                                            ----------------------------------------------------------------------
INCOME FROM OPERATIONS                            -776.86               0.00          -4,345.76         -11,122.62


OTHER INCOME & EXPENSE




                                            ----------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                         0.00               0.00               0.00               0.00

                                            ----------------------------------------------------------------------
INCOME BEFORE TAXES                               -776.86               0.00          -4,345.76         -11,122.62

  PROVISION FOR TAXES



                                            ----------------------------------------------------------------------
NET INCOME                                        -776.86               0.00          -4,345.76         -11,122.62
                                            ======================================================================

NET LOSS PER SHARE                                    NIL                NIL            -0.0005            -0.0013

WEIGHTED AVERAGE NUMBER OF COMMON               8,449,000          8,449,000          8,449,000          8,449,000
SHARES OUTSTANDING

                           DEL CERRO ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS


                                                                                                         3/10/99
                                            3 Months       3 Months         Year          Year         (Inception)
                                             Ended          Ended           Ended         Ended            To
                                           12/31/2000     12/31/1999      9/30/2000     9/30/1999      12/31/2000
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                -776.86           0.00       -4345.76       -6000.00       -11122.62

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                         0.00           0.00           0.00        6000.00        6000.00


                                            --------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES        -776.86           0.00       -4345.76           0.00       -5122.62

CASH FLOWS FROM INVESTING ACTIVITIES            0.00           0.00           0.00           0.00           0.00

CASH FLOWS FROM FINANCING ACTIVITIES            0.00           0.00           0.00        5900.00        5900.00


                                            --------------------------------------------------------------------
NET INCREASE (DECREASE)                      -776.86           0.00       -4345.76        5900.00         777.38

CASH BEGINNING OF PERIOD                     1554.24        5900.00        5900.00           0.00           0.00

                                            --------------------------------------------------------------------
CASH END OF PERIOD                            777.38        5900.00        1554.24        5900.00         777.38

NOTES TO FINANCIAL STATEMENTS

1. MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2000 and 1999, and the results of operations and the changes in cash for the three months ended December 31, 2000 and 1999 and the years ended September 30, 2000 and 1999 and the period of March 10, 1999 (inception) to December 31, 2000. The accompanying financial statements have been adjusted as of December 31, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2. INTERIM REPORTING

The results of operations for the three months ended December 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000.

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

PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $5123 through December 2000 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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


PART II OTHER INFORMATION

ITEM 1 Not applicable.

ITEMS 2-4: Not applicable

ITEM 5: Information required in lieu of Form 8-K: None

ITEM 6: Exhibits and Reports on 8-K:

             a) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000




                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Del Cerro Enterprises, Inc.






                                  /s/ Rodger Ward
        Dated: February 5, 2001   -----------------------------------
                                  Rodger Ward
                                  President and Chief Executive Officer