Form 10QSB
period 2001-03-31
DEL CERRO ENTERPRISES INC
filed 2001-04-20
CIK 1114708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
 XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
----

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-30669
                                                 -------

                           DEL CERRO ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                88-0453649
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

            2635 Camino del Rio South, Suite 211, San Diego CA 92108
                    (Address of principal executive offices)

                                 (619) 692-2171
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X   NO
                                                             ---    ---

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:   April 16, 2001: 8,449,000
                                            -------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                               ---    ---

                           DEL CERRO ENTERPRISES, INC.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation          11


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                  12

  Item 2 Changes in Securities                                              12

  Item 3 Defaults Upon Senior Securities                                    12

  Item 4 Submission of Matters to a Vote of Security Holders                12

  Item 5 Other Information                                                  12

  Item 6 Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                  12


S. W. HATFIELD, CPA
certified public accountants

Member:  American Institute of Certified Public Accountants
            SEC Practice Section
            Information Technology Section
         Texas Society of Certified Public Accountants

ITEM 1 - PART 1 - FINANCIAL STATEMENTS


                           ACCOUNTANT'S REVIEW REPORT


Board of Directors and Shareholder
Del Cerro Enterprises, Inc.

We have reviewed the accompanying balance sheets of Del Cerro Enterprises, Inc. (a Nevada corporation and a development stage company) as of March 31, 2001 and 2000 and the accompanying statements of operations and comprehensive income for the six and three months ended March 31, 2001 and 2000 and the related statements of cash flows for the six months ended March 31, 2001 and 2000. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                          S. W. HATFIELD, CPA
Dallas, Texas
April 16, 2001






The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                           DEL CERRO ENTERPRISES, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 2001 and 2000

                                   (UNAUDITED)

                                                          March 31,     March 31,
                                                            2001          2000
                                                          ---------     --------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                               $    436       $   100
                                                           -------        ------

TOTAL ASSETS                                              $    426       $   100
                                                           =======        ======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                               $      -       $   100
                                                           -------        ------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $0.01 par value.
     50,000,000 shares authorized.
        8,449,000 and 4,260,00 shares
        issued and outstanding, respectively                 8,449          4,260
   Additional paid-in capital                                3,451          1,740
   Deficit accumulated during the development stage        (11,474)        (6,000)
                                                            ------          -----

     TOTAL SHAREHOLDERS' EQUITY                                426              -
                                                            ------          -----

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $    426       $    100
                                                            ======          =====



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               4

                           DEL CERRO ENTERPRISES, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               Six and Three months ended March 31, 2001 and 2000

                                   (UNAUDITED)

                                      Six months    Six months   Three months   Three months
                                        ended         ended         ended         ended
                                       March 31,     March 31,    March 31,      March 31,
                                         2001          2000          2001            2000
                                      -----------    ---------     ---------     ----------

REVENUES                              $         -   $        -    $        -     $        -
                                      -----------   ----------    ----------     ----------

EXPENSES
   General and administrative               1,128            -           351              -
                                      -----------   ----------    ----------     ----------

     TOTAL EXPENSES                         1,128            -           351              -
                                      -----------   ----------    ----------     ----------

LOSS BEFORE INCOME TAXES                   (1,128)           -          (351)             -

PROVISION FOR INCOME TAXES                      -            -             -              -
                                      -----------   ----------    ----------     ----------

NET LOSS                                   (1,128)           -          (351)             -

OTHER COMPREHENSIVE INCOME                      -            -             -              -
                                      -----------   ----------    ----------     ----------

COMPREHENSIVE INCOME                  $    (1,128)  $        -    $     (351)    $        -
                                      ===========   ==========    ==========     ==========

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                         nil           nil           nil            nil
                                      ===========   ==========    ==========     ==========

Weighted-average number of shares
   of common stock outstanding         8,449,000     4,260,000     8,449,000      4,260,000
                                      ===========   ==========    ==========     ==========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                           DEL CERRO ENTERPRISES, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2001 and 2000

                                   (UNAUDITED)

                                                               Six months     Six months
                                                                 ended          ended
                                                                March 31,      March 31,
                                                                  2001           2000
                                                               ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                     $(1,128)       $(6,000)
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Common stock issued for services                              -          6,000
        Increase in accounts payable                                  -            100
                                                                -------        -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (1,128)           100
                                                                -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES                                  -              -
                                                                -------        -------


CASH FLOWS FROM FINANCING ACTIVITIES                                  -              -
                                                                -------        -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,128)           100

Cash and cash equivalents at beginning of period                  1,554              -
                                                                -------        -------

Cash and cash equivalents at end of period                      $   426        $   100
                                                                =======        =======

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID

   Interest paid during the period                              $     -        $     -
                                                                =======        =======
   Income taxes paid (refunded)                                 $     -        $     -
                                                                =======        =======





The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                           DEL CERRO ENTERPRISES, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Del Cerro Enterprises, Inc. (Company) was incorporated on March 10, 1999 under the laws of the State of Nevada for the purpose of developing a high performance driving school in conjunction with annual nationwide road races.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $11,474. Accordingly, the Company is fully dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of September 30.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended September 30, 2000. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

   The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

   Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                           DEL CERRO ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Organization costs

   The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organizational and initial costs incurred with the inception and initial capitalization of the Company were charged to operations as incurred.

3. Research and development expenses

   Research and development expenses are charged to operations as incurred.

4. Advertising expenses

   Advertising and marketing expenses are charged to operations as incurred.

5. Income taxes

   The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company has no outstanding warrants and options issued and outstanding.



                (Remainder of this page left blank intentionally)

                           DEL CERRO ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - INCOME TAXES

The components of income tax (benefit) expense for the six months ended March 31, 2001 and 2000, respectively, are as follows:

                                     March 31,      March 31,
                                        2001           2000
                                      -------        -------
     Federal:
       Current                          $ -            $ -
       Deferred                           -              -
                                        ---            ---
                                          -              -
                                        ---            ---
     State:
       Current                            -              -
       Deferred                           -              -
                                        ---            ---
                                          -              -
                                        ---            ---

             Total                      $ -            $ -
                                        ===            ===

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $11,474 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended March 31, 2001 and 2000, respectively, are as follows:

                                                         March 31,     March 31,
                                                           2001          2000
                                                         ---------     ---------
Statutory rate applied to loss before income taxes         $(384)          $ -
Increase (decrease) in income taxes resulting from:
    State income taxes                                         -             -
    Other, including reserve for deferred tax asset          384             -
                                                           -----           ---

      Income tax expense                                   $   -           $ -
                                                           =====           ===

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2001 and 2000, respectively:

                                          March 31,       March 31,
                                            2001            2000
                                          ----------      ---------
Deferred tax assets
  Net operating loss carryforwards        $ 3,900            $ -
  Less valuation allowance                 (3,900)             -
                                          -------            ---

Net Deferred Tax Asset                    $     -            $ -
                                          =======            ===

                           DEL CERRO ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - COMMON STOCK TRANSACTIONS

On March 15, 2000, the Company's Board of Directors approved and implemented a 70 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 119,000 to 8,449,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.




                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)   CAUTION REGARDING FORWARD-LOOKING INFORMATION

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)   RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of approximately $1,128 through March 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities in prior periods have allowed the Company to maintain a positive cash flow balance.

The Company's two year business plan encompasses the following steps to implement its goals: during 2001, raise capital of $2,500,000 through the sale of common stock in a private placement; during 2002, budget $957,000 for development of its school to include $215,000 for five track vehicles and one pre-run van, $240,000 for one equipment hauler, $80,000 for two full-time instructors, $30,000 for temporary track personnel, $180,000 for facility rentals - including insurance and safety personnel, $25,000 for one marketing manager, $17,000 for one office staff assistant, $25,000 for purchase of computers and fixed assets, $75,000 for advertising, $20,000 for travel expenses, and $50,000 for rent and other operating expenses.

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

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company may become dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. As of the date of this filing, management and significant shareholders have verbally committed, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES

      None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits - None
      Reports on Form 8-K
        a)  February 22, 2001 reporting a change in certifying accountant.

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Del Cerro Enterprises, Inc.


April 16, 2001                                             /s/ Rodger Ward
                                                     ---------------------------
                                                                     Rodger Ward
                                                         President, Director and
                                                         Chief Executive Officer