Form 10QSB
period 2001-06-30
DEL CERRO ENTERPRISES INC
filed 2001-07-18
CIK 1114708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

      (Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 0-30669

Del Cerro Enterprises, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0453649

(State of incorporation)	(IRS Employer ID Number)

2635 Camino del Rio South, Suite 211, San Diego CA 92108

(Address of principal executive offices)

(619) 692-2171

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: July 17, 2001: 8,449,000

Transitional Small Business Disclosure Format (check one):   YES [   ]   NO [X]

Del Cerro Enterprises, Inc.

Form 10-QSB for the Quarter ended June 30, 2001

Item 1 — Part 1 — Financial Statements

Del Cerro Enterprises, Inc.
(a development stage company)
Balance Sheets
June 30, 2001 and 2000

(Unaudited)

	June 30,	June 30,
	2001	2000

ASSETS

Current Assets

Cash on hand and in bank	$203	$2,589

Total Assets	$203	$2,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable — trade	$—	$—

Commitments and Contingencies

Shareholders’ Equity

Common stock — $0.01 par value. 50,000,000 shares authorized.

8,449,000 shares issued and outstanding, respectively	8,449	8,449

Additional paid-in capital	3,451	3,451

Deficit accumulated during the development stage	(11,697)	(9,311)

Total shareholders’ equity	203	2,589

Total Liabilities and Shareholders’ Equity	$426	$2,589

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

Del Cerro Enterprises, Inc.
(a development stage company)
Statements of Operations and Comprehensive Income
Nine and Three months ended June 30, 2001 and 2000
Period from March 10, 1999 (date of inception) through June 30, 2001

(Unaudited)

					Period from
					March 10, 1999
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000	2001

Revenues	$—	$—	$—	$—	$—

Expenses

General and administrative	1,351	3,311	223	3,311	11,697

Total expenses	1,351	3,311	223	3,311	11,697

Loss before Income Taxes	(1,351)	(3,311)	(223)	(3,311)	(11,697)

Provision for Income Taxes	—	—	—	—	—

Net Loss	(1,351)	(3,311)	(223)	(3,311)	(11,697)

Other comprehensive income	—	—	—	—	—

Comprehensive Income	$(1,351)	$(3,311)	$(223)	$(3,311)	$(11,697)

Loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	nil	nil	nil	nil	nil

Weighted-average number of shares of common stock outstanding	8,449,000	8,449,000	8,449,000	8,449,000	8,349,701

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

Del Cerro Enterprises, Inc.
(a development stage company)
Statements of Cash Flows
Nine months ended June 30, 2001 and 2000
Period from March 10, 1999 (date of inception) through June 30, 2001

(Unaudited)

			Period from
			March 10, 1999
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2001	2000	2001

Cash Flows from Operating Activities

Net Loss	$(1,351)	$(3,311)	$(11,697)

Adjustments to reconcile net income to net cash provided by operating activities

Common stock issued for services	—	—	6,000

Net cash provided by (used in) operating activities	(1,351)	(3,311)	(5,697)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities

Proceeds from sale of common stock	—	—	5,900

Increase (Decrease) in Cash	(1,351)	(3,311)	203

Cash at beginning of period	1,554	5,900	—

Cash at end of period	$203	$2,589	$203

Supplemental Disclosures of Interest and Income Taxes Paid

Interest paid during the period	$—	$—	$—

Income taxes paid (refunded)	$—	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

Del Cerro Enterprises, Inc.
(a development stage company)

Notes to Financial Statements

Note A – Organization and Description of Business

Del Cerro Enterprises, Inc. (Company) was incorporated on March 10, 1999 under the laws of the State of Nevada for the purpose of developing a high performance driving school in conjunction with annual nationwide road races.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $11,697. Accordingly, the Company is fully dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2001.

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

Note B – Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company’s cash management policies.

Del Cerro Enterprises, Inc.
(a development stage company)

Notes to Financial Statements —Continued

Note B —Summary of Significant Accounting Policies —Continued

2.	Organization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organizational and initial costs incurred with the inception and initial capitalization of the Company were charged to operations as incurred.

3.	Research and development expenses

Research and development expenses are charged to operations as incurred.

4.	Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.

5.	Income taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the Company has no outstanding warrants and options issued and outstanding.

(Remainder of this page left blank intentionally)

Del Cerro Enterprises, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note C – Income Taxes

The components of income tax (benefit) expense for the nine months ended June 30, 2001 and 2000, respectively, are as follows:

	June 30,	June 30,
	2001	2000

Federal:

Current	$—	$—

Deferred	—	—

State:

Current	—	—

Deferred	—	—

Total	$—	$—

As of June 30, 2001, the Company has a net operating loss carryforward of approximately $11,697 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense for the nine months ended June 30, 2001 and 2000, respectively, are as follows:

	June 30,	June 30,
	2001	2000

Statutory rate applied to loss before income taxes	$(459)	$(1,126)

Increase (decrease) in income taxes resulting from:

State income taxes	—	—

Other, including reserve for deferred tax asset	459	1,126

Income tax expense	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

	June 30,	June 30,
	2001	2000

Deferred tax assets
Net operating loss carryforwards	$11,697	$9,311

Less valuation allowance	(11,697)	(9,311)

Net Deferred Tax Asset	$—	$—

Del Cerro Enterprises, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note D – Common Stock Transactions

On March 15, 2000, the Company’s Board of Directors approved and implemented a 70 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 119,000 to 8,449,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

(Remainder of this page left blank intentionally)

Part I – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2) Results of Operations, Liquidity and Capital Resources

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of approximately $1,351 through June 30, 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company’s equity securities in prior periods have allowed the Company to maintain a positive cash balance.

The Company’s two year business plan encompasses the following steps to implement its goals: during 2001, raise capital of $2,500,000 through the sale of common stock in a private placement; during 2002, budget $957,000 for development of its school to include $215,000 for five track vehicles and one pre-run van, $240,000 for one equipment hauler, $80,000 for two full-time instructors, $30,000 for temporary track personnel, $180,000 for facility rentals —including insurance and safety personnel, $25,000 for one marketing manager, $17,000 for one office staff assistant, $25,000 for purchase of computers and fixed assets, $75,000 for advertising, $20,000 for travel expenses, and $50,000 for rent and other operating expenses.

The Company will only be able to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in La Mesa, California, purchase furniture and equipment, and begin development of its operations. The Company intends to use its equity capital to fund the Company’s business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, difficulty in securing track facility rental, and a shortfall of funding due to the Company’s inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company’s officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

Part II – Other Information

Item 1 – Legal Proceedings

      None

Item 2 – Changes in Securities

      None

Item 3 – Defaults on Senior Securities

      None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 – Other Information

      None

Item 6 – Exhibits and Reports on Form 8-K

      Exhibits – None

      Reports on Form 8-K – None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Cerro Enterprises, Inc.

July 17, 2001	/s/ Rodger Ward

Rodger Ward President, Director and Chief Executive Officer