Form 10KSB
period 2001-09-30
DEL CERRO ENTERPRISES INC
filed 2002-05-10
CIK 1114708

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-KSB

                     ANNUAL REPORT PURSUANT TO
                     SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 2001
                                      ------------------

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF   1934

 For the transition period from ___________    to _____________

                Commission file number: 333-50332
                                        ---------


                     DEL CERRO ENTERPRISES, INC.
                     ---------------------------
      (Exact name of Registrant as specified in its charter)



          Nevada                          88-0453649
          -------              -----------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of incorporation or organization)

                     200 - 675 West Hastings Street
             Vancouver, British Columbia, Canada  V6B 1N2
             --------------------------------------------
               Address of principal executive offices)

                            (604) 408-1990
                            --------------
         Registrant's telephone number, including area code

  Securities to be registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each exchange on which
  to be so registered             each class is to be registered

       None                                     None

Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock
                          ------------
                        (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ( )           No (x)

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                           Yes ( )          No (x)


State issuer's revenues for its most recent fiscal year:    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                $209,450
                           -----------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                               4,189,000
                           -----------------

                           TABLE OF CONTENTS

                                                                       Page

ITEM 1:  DESCRIPTION OF BUSINESS                                         4
ITEM 2:  DESCRIPTION OF PROPERTY                                         7
ITEM 3:  LEGAL PROCEEDINGS                                               7
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        8
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       8
ITEM 7:  FINANCIAL STATEMENTS                                            9
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
ITEM 10: EXECUTIVE COMPENSATION
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13: EXHIBITS AND REPORTS

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

Organization

We were organized as a Nevada corporation on March 10, 1999 for the purpose of developing a high performance driving school in conjunction with annual nationwide open road races. Due to our inability to secure financing in connection with the development of our business plan, we decided to seek business opportunities in other sectors.

On August 2, 2001, we announced that we had reached an agreement in principle to acquire Western Canadian Hydro Development Inc., a private British Columbia company involved in the development of hydroelectric power generation projects Concurrently, Mr. Bill Lightowlers agreed to act as our president and director in place of Rodger Ward and Sherrie Ward. During the course of our due diligence investigation of Western Canadian Hydro Development, Inc.'s business affairs, our management determined that several third parties disputed the company's title to two hydroelectric creek licenses. As a result of this dispute, we decided to terminate negotiations with Western Canadian Hydro Development, Inc.

On March 19, 2002, we underwent a change in management as Mr. Ted Burylo and Mr. Clive Brookes were appointed as our directors. Mr. Burylo acts as our president and chief executive officer, while Mr. Brookes acts as our secretary, treasurer and chief financial officer.

Business of the Company

We intend to engage in the acquisition and exploration of mineral properties. We are currently reviewing several mineral properties with a view to acquiring an interest in one or more. We do not currently own any mineral property assets.

We expected to meet future financial obligations through director loans or private placement subscriptions. There is no guarantee that we will be able to secure such director loans or private placements.

Risk Factors

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

If we do not obtain additional financing, our business will fail

As of September 30, 2001, we had no cash on hand. We have no other assets. Our business plan calls for significant expenses in connection with the acquisition and exploration of a mineral property. In addition, we will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance that we will be able to find such financing if required. Additional financing will be subject to a number of factors, including market prices for any minerals found, investor acceptance of our property and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We believe the only realistic source of future funds presently available to us is through related-party loans and the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other alternative for the financing of further exploration would be through our sale of an interest in our property to another party, which is not presently contemplated.

Because we have only recently commenced business operations, we face a high risk of business failure.

We have not even begun the initial stages of exploration of our business plan, and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. We were incorporated on March 1999 and to date have been unsuccessful in proceeding with two separate business plans under former management. We have not earned any revenues to date. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.
These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. If we are successful in acquiring an interest in a mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues.
We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the exploration and development of mineral claims, we will not be able to achieve profitability or continue operations.

Because management has only limited experience in mineral exploration, the business has a higher risk of failure.

Our management, while experienced in managing mineral exploration companies, does not have any specific education or training in geology. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan in the exploration and development of mineral properties.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We cannot provide any assurance that any mineral claim interests we acquire will contain commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of mineral properties may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

If we discover commercial reserves of precious or base metals on a mineral property, we can provide no assurance that we will be able to successfully place the mineral claims into commercial production.

If our exploration programs are successful in establishing ore of commercial tonnage and grade on any mineral property interests we acquire, we will require additional funds in order to place the mineral claims into commercial production. In such an event, we may be unable to do so.

Because market factors in the mining business are largely out of our control, we may not be able to market any ore that may be found.

The mining industry, in general, is intensively competitive and we can provide no assurance that even if commercial quantities of ore are discovered that a ready market will exist for the sale of any ore found. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

If we become subject to burdensome government regulation or other legal uncertainties, our business will be negatively affected.

There are several governmental regulations that may materially restrict our use and development of ore. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring or developing ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

If a market for our common stock develops, our stock price may be volatile.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

   (1)	actual or anticipated variations in our results of operations;
   (2)	our ability or inability to generate new revenues;
   (3)	increased competition; and
   (4)	conditions and trends in the mining industry.

Further, if our common stock is traded on the NASD OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Environmental Laws

The exploration programs that we intend to conduct in connection with any mineral property interests we acquire will be subject to national, state and local regulations regarding environmental considerations. Most operations involving exploration activities are subject to existing requirements relating to exploration and mining procedures, reclamation, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls. All requirements imposed by such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.
You should not place too much reliance on these forward-looking statements.
Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 200 - 675 West Hastings Street, Vancouver, British Columbia, Canada.

Clive Brookes, our secretary, treasurer and chief financial officer, provides principal executive office space and telephone service to us free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending September 30, 2001.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

During the fiscal year ended September 30, 2001, our shares of common stock were quoted for trading on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

On February 6, 2002, quotation of our common stock through the facilities of the OTC Bulletin Board ceased due to our failure to file required disclosure documents with the Securities & Exchange Commission in a timely manner in accordance with NASD Rule 6530. We intend to reapply to have our common stock quoted for trading of the OTC Bulletin Board. There is no guarantee that we will be successful in this application.

As of the date of this filing, there is no public market for our securities. We currently have 61 shareholders of record. We have paid no cash dividends and have no outstanding warrants or options. We have no plans to register any of our securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We intend to raise the funds necessary to acquire an interest in a mineral property and to complete a Phase I recommended exploration program on such property. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from related-party loans. There is no assurance that we will be able to achieve additional sales of our common stock sufficient to fund Phase I of an exploration program. We do not have any arrangements in place for future equity financing.

If we do not secure additional financing, we will not be able to acquire an interest in a mineral property and complete any proposed exploration program.

Results of Operations

We have had no operating revenues since our incorporation on March 10, 1999. Our activities have been financed from the proceeds of share subscriptions. From the date of our incorporation to September 30, 2001, we have raised a total of $11,900 from private offerings of our securities. We have used these funds for general operating expenses. At September 30, 2001, we had no cash on hand or liabilities. We incurred a loss of $1,554 during the fiscal year representing general and administrative costs.

ITEM 7:  FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name            Age      Position with Registrant     Served as a Director
                                                        Or Officer Since

Ted Burylo      61       President, chief executive       March 20, 2002
                         officer and director
Clive Brookes   48       Director                         March 20, 2002

The following is a biographical summary of our directors and officers:

TED BURYLO is an independent businessman that provides consulting services to junior venture companies. Since 2001, Mr. Burylo has acted as online marketing executive for Stockscape Network Group, Inc., a private investor relations consulting and marketing firm for publicly trading companies. He has also acted as a director of Enwest Ventures Corp. and WPN Resources Ltd. since September 2001 and November 2001 respectively. Enwest Ventures Corp. and WPN Resources Ltd. are both British Columbia and Alberta reporting companies involved in mineral property exploration.

CLIVE BROOKES graduated from the University of British Columbia in 1977 with a Bachelor of Commerce degree. Since 1990, he has acted as President and a director of Sunrise Communications Ltd., a private company involved in the organization, reorganization and management of reporting and non-reporting companies. Mr. Brookes also brings to the Company over seven years experience acting as a director and officer of reporting companies involved in the exploration and development of mineral properties. He currently acts as President, Chief Executive Officer and a director of Energulf Resources Inc. and as a director of Iciena Ventures Inc, both of which are British Columbia and Alberta reporting companies involved in the mineral exploration business.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

ITEM 10:  EXECUTIVE COMPENSATION

Officers and Directors

We did not pay any remuneration to our directors or officers during the fiscal year ended September 30, 2001. We have no agreement with our officers and directors regarding compensation for their services.

Incentive Stock Options

There are no stock options to purchase our securities outstanding.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at May 2, 2002 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers of Infinex as a group.
Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                 NAME OF              SHARES OF
TITLE OF CLASS   BENEFICIAL OWNER   COMMON STOCK     PERCENT OF CLASS

Common              Ted Burylo           0                   0%


Common              Clive Brookes        0                   0%

DIRECTORS AND
OFFICERS AS A
GROUP                                    0                   0%


The percent of class is based on 4,189,000 shares of common stock issued and outstanding as of May 2, 2002.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the Future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

EXHIBIT
NUMBER                  DESCRIPTION
--------                -----------

 3.1*   Articles of Incorporation
 3.2*   By-Laws


* incorporated by reference from our Form SB-2 that was originally filed with the commission on November 20, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Del Cerro Enterprises, Inc.


By   	/s/ Ted Burylo
     --------------
     Ted Burylo
     President, chief executive officer & director
     Date: May 3, 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Ted Burylo
     --------------
     Ted Burylo
     President, chief executive officer & director
     Date: May 3, 2002


By   /s/ Clive Brookes
     -----------------
     Clive Brookes
     Secretary, treasurer & director
     Date: May 3, 2002

                               DEL CERRO
                            ENTERPRISES, INC.
                     (a development stage company)

                         Financial Statements
                                 and
                     Independent Auditor's Report

                      September 31, 2001 and 2000

                       DEL CERRO ENTERPRISES, INC.
                      (a development stage company)

                      INDEX TO FINANCIAL STATEMENTS


                                                                Page

Report of Independent Certified Public Accountants               F-2

Financial Statements

Balance Sheets
 as of September 30, 2001 and 2000                               F-3

Statements of Operations and Comprehensive Income
for the years ended September 30, 2001 and 2000 and
for the period from March 10, 1999 (date of inception)
through September 30, 2001                                       F-4

Statement of Changes in Stockholders' Equity
for the period from March 10, 1999 (date of
inception) through September 30, 2001                            F-5

Statements of Cash Flows
for the years ended September 30, 2001 and 2000 and
for the period from March 10, 1999 (date of inception)
throughSeptember 30, 2001                                        F-6

Notes to Financial Statements                                    F-7

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Del Cerro Enterprises, Inc.

We have audited the accompanying balance sheets of Del Cerro Enterprises,Inc. (a Nevada corporation and a development stage company) as of September 30, 2001 and 2000 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years ended September 30, 2001 and 2000, and for the period from March 10, 1999 (date of inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Cerro Enterprises, Inc.(a development stage company) as of September 30, 2001 and 2000, and the results of its operations and its cash flows each of the years ended September 30, 2001 and 2000 and for the period from March 10, 1999
(date of inception) through September 30, 2001, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has had no viable operations or significant assets since inception and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                 S. W. HATFIELD, CPA
Dallas, Texas
April 17, 2002

                        DEL CERRO ENTERPRISES, INC.
                       (a development stage company)
                             BALANCE SHEETS
                        September 30, 2001 and 2000

                                    September 30,           September 30,
                                        2001                    2000
                                        ----                    ----
                         ASSETS
                         ------

Current Assets
Cash on hand and in bank              $     -                $  1,554
                                      -------                --------

Total current assets                        -                   1,554
                                      -------                --------

TOTAL ASSETS                          $     -                $  1,554
                                      =======                ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities
Accounts payable - trade              $     -                $      -
                                      -------                --------
Total current liabilities                   -                       -
                                      -------                --------
Commitments and contingencies

Stockholders' Equity
Common stock - $0.001 par value.
 50,000,000 shares authorized.
 4,189,000 and 8,449,000 shares
 issued and outstanding,
 respectively.                          4,189                   8,449
Additional paid-in capital              7,711                   3,451
Deficit accumulated during
the development phase                 (11,900)                (10,346)
                                      -------                --------

Total stockholders' equity                  -                   1,554
                                      -------                --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $      -               $   5,494
                                      =======                ========



The accompanying notes are an integral part of these financial statements.

                      DEL CERRO ENTERPRISES, INC.
                     (a development stage company)
              STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               Years ended September 30, 2001 and 2000 and
 Period from March 10, 1999 (date of inception) through September 30, 2001


                                                           Period from
                                                          March 10, 1999
                                                       (date of inception)
                              Year ended   Year ended         through
                            September 30, September 30,    September 30,
                                2001          2000             2001
                                ----          ----             ----
Revenues                      $      -      $      -        $       -
                              --------      --------        ---------

Operating Expenses
 Selling expenses                    -             -                -
 General and administrative
 Expenses                        1,554         4,346           11,900
                              --------      --------        ---------

Total operating expenses         1,554         4,346           11,900
                              --------      --------        ---------

Loss from operations            (1,554)       (4,346)         (11,900)

Other income                         -             -                -
                              --------      --------        ---------
Loss before provision
for income taxes                (1,554)       (4,346)         (11,900)

Provision for income taxes           -             -                -
                              --------      --------        ---------

Net Loss                        (1,554)       (4,346)         (11,900)

Other comprehensive income           -             -                -
                              --------      --------        ---------


Comprehensive Loss            $(1,554)      $(4,346)         $(11,900)
                              ========      ========        =========

Net loss per weighted-average
share of common stock
outstanding, calculated on
Net Loss - basic and fully
diluted                            nil           nil              nil
                              ========      ========        =========

Weighted-average number of
sharesof common stock
outstanding                  7,748,726     8,449,000         8,086,103
                             =========     =========         =========


The accompanying notes are an integral part of these financial statements.

                       DEL CERRO ENTERPRISES, INC.
                      (a development stage company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 Period from March 10, 1999 (date of inception) through September 30, 2001

                                                                     Deficit
                                                                   accumulated
                                        Common Stock    Additional  during the
                                        ------------      paid-in  development
                                      Shares    Amount    capital     phase     Total
                                      ------    ------    -------   ---------  ------
Balances at March 10, 1999                 -     $    -    $     -    $    -   $    -

Common stock issued for
incorporation, organizational
and business plan development
services                          4,260,000       4,260      1,740        -     6,000

Net loss for the period                   -           -          -   (6,000)   (6,000)
                                   --------      ------     ------   -------   -------

Balances at September 30, 1999    4,260,000       4,260      1,740   (6,000)        -

Sale of common stock              4,189,000       4,189      1,711        -     5,900

Net loss for the year                     -           -          -   (4,346)   (4,346)
                                   --------      ------     ------   -------   -------

Balances at September 30, 2000    8,449,000       8,449      3,451   (10,346)   1,554

Surrender and cancellation
of common stock                  (4,260,000)     (4,260)     4,260         -        -

Net loss for the year                     -           -          -    (1,554)  (1,554)
                                   --------      ------     ------   -------   -------
Balances at September 30, 2001    4,189,000      $4,189     $7,711  $(11,900)  $    -
                                  =========      ======      =====   ========  =======


The accompanying notes are an integral part of these financial statements.

                        DEL CERRO ENTERPRISES, INC.
                      (a development stage company)
                        STATEMENTS OF CASH FLOWS
              Years ended September 30, 2001 and 2000 and
   Period from March 10, 1999 (date of inception) through September 30, 2001

                                                                   Period from
                                                                    March 10, 1999
                                                                 (date of inception)
                                      Year ended    Year ended        through
                                    September 30,  September 30,    September 30,
                                        2001          2000              2001
                                        ----          ----              ----
Cash Flows from Operating Activities
Net loss for the period              $(1,554)       $(4,346)         $(11,900)
Adjustments to reconcile net loss
to net cash provided by operating
activities
Depreciation                               -              -                 -
Common stock issued for services           -              -             6,000
                                     -------        -------          --------
Net cash used in operating
activities                            (1,554)        (4,346)           (5,900)
                                     -------        -------          --------

Cash Flows from Investing
Activities                                 -              -                 -
                                     -------        -------          --------

Cash Flows from Financing
Activities
Proceeds from sales of
common stock                              -           5,900             5,900
                                    -------         -------          --------
Net cash used in financing
activities                                -           5,900             5,900
                                    -------         -------          --------

Increase (Decrease) in Cash          (1,554)          1,554                 -

Cash at beginning of period           1,554               -                 -
                                    -------         -------          --------

Cash at end of period              $      -        $  1,554         $       -
                                    =======         =======          ========

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the period       $      -        $      -         $       -
                                    =======         =======          ========
Income taxes paid for the period
                                   $      -        $      -         $       -
                                    =======         =======          ========


The accompanying notes are an integral part of these financial statements.

                       DEL CERRO ENTERPRISES, INC.
                     (a development stage company)

                      NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Del Cerro Enterprises, Inc. (Company) was incorporated on March 10, 1999 in accordance with the laws of the State of Nevada. The Company was initially formed for the purpose of developing a high performance driving school in conjunction with annual nationwide road races. In the 4th quarter of 2001, the Company experienced a change in management control and, accordingly, abandoned this initial business plan. The Company has had no substantial operations or substantial assets since inception.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $11,900.

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


NOTE B - GOING CONCERN UNCERTAINTY

The Company is fully dependent upon either future sales of securities or upon its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

However, there is no legal obligation for either management and/or controlling shareholders to provide such additional funding.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents
   -------------------------
The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                      DEL CERRO ENTERPRISES, INC.
                    (a development stage company)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2. Organization costs
   ------------------
The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3. Research and development expenses
   ---------------------------------
Research and development expenses are charged to operations as incurred.

4. Advertising expenses
   --------------------
Advertising and marketing expenses are charged to operations as incurred.

5. Income Taxes
   ------------
The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6. Earnings (loss) per share
   -------------------------
Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.


NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                       DEL CERRO ENTERPRISES, INC.
                      (a development stage company)

                NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES

The components of income tax (benefit) expense for the years ended September 30, 2001 and 2000 and for the period from March 10, 1999 (date of inception) through September 30, 2001, respectively, are as follows:

                                    September 30,  September 30,
                                      2001            2000          Cumulative
                                      ----            ----          ----------
Federal:
Current                           $     -          $     -          $        -
Deferred                                -                -                   -
                                  -------          -------          ----------
                                        -                -                   -
                                  -------          -------          ----------
State:
Current                           $     -          $     -          $        -
Deferred                                -                -                   -
                                  -------          -------          ----------
                                        -                -                   -
                                  -------          -------          ----------
Total                             $     -          $     -          $        -
                                  =======          =======          ==========


As of September 30, 2001, the Company has a net operating loss carryforward of approximately $11,900 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


The Company's income tax expense (benefit) for the years ended
September 30, 2001 and 2000 and for the period from March 10, 1999 (date of inception) through September 30, 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                      Year ended      Year ended
                                      September 30,  September 30,
                                        2001            2000          Cumulative
                                        ----            ----          ----------
Statutory rate applied to loss
before income taxes                    $(530)         $(1,475)           $(4,045)

Increase (decrease) in income taxes
resulting from:

State income taxes                         -                -                  -
Other, including reserve for deferred
tax asset
                                         530            1,475              4,045
                                       -----          -------            -------

Income tax expense                    $    -         $      -           $      -
                                       =====          =======            =======


                          DEL CERRO ENTERPRISES, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                    Year ended      Year ended
                                   September 30,   September 30,
                                      2001            2000          Cumulative
                                      ----            ----          ----------
Deferred tax assets
Net operating loss carryforwards     $4,045          $3,520            $4,045
Less valuation allowance             (4,045)         (3,520)           (4,045)
                                     ------          ------            ------
Net Deferred Tax Asset              $    -          $     -           $     -
                                     ======          ======            ======


NOTE E - COMMON STOCK TRANSACTIONS

On March 15, 2000, the Company's Board of Directors approved and Implemented a 71 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 119,000 to 8,449,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 24, 2000, the Company issued an aggregate of 4,260,000 post-forward split shares (60,000 pre-forward split shares) of restricted, unregistered common stock to two officers for administrative services and services related to the development and implementation of the Company's business plan. These transactions were cumulatively valued at approximately $6,000, which approximates the fair value of the services provided. These amounts are charged to operations in the accompanying financial statements. During September 2000, the Company successfully sold an aggregate 4,189,000 post-forward split shares (59,000 pre-forward split shares) of restricted, unregistered common stock for gross proceeds of $5,900, pursuant to a private placement memorandum to non-affiliated private investors. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On August 2, 2001, the Company's officers surrendered and cancelled an aggregate 4,260,000 shares of post-forward split shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.