Form 10QSB
period 2001-12-31
DEL CERRO ENTERPRISES INC
filed 2002-05-13
CIK 1114708

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  Form 10-QSB

------------------------------------------------------------------------
(Mark one)

      XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2001

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

            For the transition period from ______________ to __________

------------------------------------------------------------------------

                       Commission File Number: 0-30669
                                               -------

                        Del Cerro Enterprises, Inc.
      (Exact name of small business issuer as specified in its charter)

           Nevada                              88-0453649
   ----------------------                ----------------------
  (State of incorporation)              (IRS Employer ID Number)


   200-675 West Hastings Street, Vancouver, British Columbia V6B 1N2
   -----------------------------------------------------------------
              (Address of principal executive offices)

                             (604) 408-1990
                             --------------
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ( X )   NO  (   )

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 3, 2002: 4,189,000

Transitional Small Business Disclosure Format (check one): YES ( ) NO (X)

                     Del Cerro Enterprises, Inc.

          Form 10-QSB for the Quarter ended December 31, 2001

                           Table of Contents

                                                         Page
Part I - Financial Information                           ----

 Item 1     Financial Statements                           3

 Item 2     Management's Discussion and Analysis or       10
            Plan of Operation

Part II - Other Information

 Item 1 - Legal Proceedings                               11

 Item 2 - Changes in Securities                           11

 Item 3 - Defaults on Senior Securities                   11

 Item 4 - Submission of Matters to a                      11
          Vote of Security Holders

 Item 5 - Other Information                               11

 Item 6 - Exhibits and Reports on Form 8-K                11

Signatures                                                11

Item 1 - Part 1 - Financial Statements

                     DEL CERRO ENTERPRISES, INC.
                    (a development stage company)
                           BALANCE SHEETS
                     December 31, 2001 and 2000

                                             December 31,       December 31,
                                               2001                 2000
                                               ----                 ----
                      ASSETS
                      ------

Current Assets
 Cash on hand and in bank                   $     -            $     777
                                            -------            ---------


  Total current assets                            -                  777
                                            -------            ---------

TOTAL ASSETS                                $     -            $     777
                                            =======            =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current Liabilities
 Accounts payable - trade                   $     -            $       -
                                            -------            ---------
  Total current liabilities                       -                    -
                                            -------            ---------

Commitments and contingencies

Stockholders' Equity
 Common stock - $0.001 par value.
  50,000,000 shares authorized.
  4,189,000 and 8,449,000 shares
  issued and outstanding, respectively.       4,189                8,449
 Additional paid-in capital                   7,711                3,451
Deficit accumulated during the              (11,900)             (11,123)
development phase                           -------              -------

  Total stockholders' equity                      -                  777
                                            -------            ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                       $     -           $      777
                                           ========            =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                     DEL CERRO ENTERPRISES, INC.
                    (a development stage company)
          STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          Three months ended December 31, 2001 and 2000 and
   Period from March 10, 1999 (date of inception) through December 31, 2001


                                                                Period from
                                                             March 10, 1999
                                Three months Three months  (date of inception)
                                   ended        ended            through
                                December 31,  December 31,      December 31,
                                   2001          2000              2001
                                   ----          ----              ----
Revenues                     $        -     $        -        $          -
                             ----------     ----------        ------------

Operating Expenses
 Selling expenses                     -              -                   -
 General and administrative           -            777              11,900
 expenses                    ----------     ----------        ------------

  Total operating expenses            -            777              11,900
                             ----------     ----------        ------------

Loss from operations                  -           (777)            (11,900)

Other income                          -              -                   -
                             ----------     ----------        ------------

Loss before provision                 -           (777)            (11,900)
 for income taxes

Provision for income taxes            -              -                   -
                             ----------     ----------        ------------

Net Loss                              -           (777)            (11,900)

Other comprehensive income            -              -                   -
                             ----------     ----------        ------------


Comprehensive Loss          $        -     $      (777)       $   (11,900)
                            ==========     ===========        ===========

Net loss per weighted-
 average share of common
 stock outstanding,
 calculated on Net Loss -
 basic and fully diluted           nil             nil                nil
                            ==========      ==========        ===========

Weighted-average
 number of shares of common
 stock outstanding           4,189,000       8,449,000           7,736,995
                            ==========     ===========        ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                     DEL CERRO ENTERPRISES, INC.
                    (a development stage company)
                      STATEMENTS OF CASH FLOWS
              Three months ended December 31, 2001 and 2000 and
   Period from March 10, 1999 (date of inception) through December 31, 2001

                                                                 Period from
                                                                March 10, 1999
                                   Three months Three months (date of inception)
                                      ended        ended           through
                                   December 31,  December 31,    December 31,
                                      2001          2000            2001
                                      ----          ----            ----
Cash Flows from Operating Activities

 Net loss for the period            $     -      $   (777)     $  (11,900)
 Adjustments to reconcile net
 loss to net cash
 provided by operating activities
  Depreciation                            -             -               -
  Common stock issued for services        -             -           6,000
                                    -------      --------      ----------

Net cash used in operating                -          (777)         (5,900)
activities                          -------      --------      ----------

Cash Flows from Investing                 -             -               -
Activities                          -------      --------      ----------


Cash Flows from Financing Activities
Proceeds from sales                       -             -           5,900
of common stock                     -------      --------      ----------

Net cash used in financing                -             -           5,900
activities                          -------      --------      ----------


Increase (Decrease) in Cash	          -             -               -

Cash at beginning of period	          -         1,554               -
                                   --------      --------       ----------

Cash at end of period             $       -      $    777      $         -
                                   ========     =========       ==========

Supplemental Disclosure of
 Interest and Income Taxes Paid
 Interest paid for the period     $       -      $      -      $         -
                                   ========      ========       ==========
 Income taxes paid for the period $       -      $      -      $         -
                                   ========      ========       ==========

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2002.

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

2. Organization costs
   -----------------

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

5. Income Taxes
   ------------

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6. Earnings (loss) per share
   -------------------------

Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.


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

                     DEL CERRO ENTERPRISES, INC.
                    (a development stage company)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES

The components of income tax (benefit) expense for the three months ended December 31, 2001 and 2000 and for the period from March 10, 1999
(date of inception) through December 31, 2001, respectively, are as follows:

                            Three months    Three months
                                 ended         ended
                              December 31,   December 31,
                                 2001            2000        Cumulative
                                 ----            ----        ----------
Federal:
 Current                      $     -         $     -          $     -
 Deferred                           -               -                -
                              -------         -------          -------
                                    -               -                -
                              -------         -------          -------
State:
 Current                      $     -         $     -          $     -
 Deferred                           -               -                -
                              -------         -------          -------
                                    -               -                -
                              -------         -------          -------

Total                         $     -         $     -          $     -
                              =======         =======          =======


As of December 31, 2001, the Company has a net operating loss carryforward of approximately $-0- to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended
December 31, 2001 and 2000 and for the period from March 10, 1999
(date of inception) through December 31, 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                              Three months   Three months
                                 ended          ended
                               December 31,   December 31,
                                  2001           2000          Cumulative
                                  ----           ----          ----------
Statutory rate applied          $    -        $  (265)         $ (4,045)
to loss before income taxes

Increase (decrease) in income
taxes resulting from:
 State income taxes                  -               -                -
 Other, including reserve for        -             265            4,045
 deferred tax asset              -----         -------          -------

   Income tax expense           $    -         $    -           $     -
                                ======         =======          =======

                     DEL CERRO ENTERPRISES, INC.
                   (a development stage company)

             NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:


                                           December 31,       December 31,
                                              2001               2000
                                              ----               ----
Deferred tax assets
Net operating loss carryforwards            $4,045             $4,120
Less valuation allowance                    (4,045)            (4,120)
                                            ------             ------
Net Deferred Tax Asset                      $    -             $    -
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

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation,statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations, Liquidity and Capital Resources

The Company has no assets, liabilities or operations as of March 31, 2002 and has a $-0- cash balance. to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of approximately $11,900 through December 31, 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities in prior periods have allowed the Company to maintain a positive cash balance.

Due to a change in management during the 4th quarter of 2001, the Company is in the process of developing a new business plan, the successful implementation of which is not determinable at the date of this filing.

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, if no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and may become dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. As of the date of this filing, management and significant shareholders have verbally committed, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, management and/or significant shareholders have no formal commitments or arrangements to advance or loan funds to Del
Cerro.

In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

On August 2, 2001, Rodger Ward and his wife, Sherrie Ward, the Company's former officers surrendered and cancelled an aggregate 4,260,000 shares of post-forward split shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits - None
Reports on Form 8-K - None

-------------------------------------------------------------------------

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Del Cerro Enterprises, Inc.

May 3, 2002                                              /s/ Ted J. Burylo
                                                --------------------------
                                                             Ted J. Burylo
                                                    President and Director


May 3, 2002	                                         /s/ Clive Brookes
                                                --------------------------
                                                             Clive Brookes
                                                    Secretary and Director