Form 10QSB
period 2002-03-31
DEL CERRO ENTERPRISES INC
filed 2002-05-13
CIK 1114708

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                Form 10-QSB



(Mark one)
      XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from ______________ to ____________

------------------------------------------------------------------------------

                       Commission File Number: 0-30669

                          Del Cerro Enterprises, Inc.
      (Exact name of small business issuer as specified in its charter)


           Nevada                                       88-0453649
  -----------------------                          ----------------------
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

------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 3, 2002: 4,189,000
                                                 ----------------------

Transitional Small Business Disclosure Format (check one): YES ( )   NO (X)

                        Del Cerro Enterprises, Inc.

            Form 10-QSB for the Quarter ended March 31, 2002

                            Table of Contents


                                                                    Page
                                                                    ----
Part I - Financial Information

 Item 1 Financial Statements                                           3

 Item 2 Management's Discussion and Analysis or Plan of Operation      9


Part II - Other Information

 Item 1 Legal Proceedings                                             10

 Item 2 Changes in Securities                                         10

 Item 3 Defaults Upon Senior Securities                               10

 Item 4 Submission of Matters to a Vote of Security Holders           10

 Item 5 Other Information                                             10

 Item 6 Exhibits and Reports on Form 8-K                              10


Signatures                                                            10

Item 1 - Part 1 - Financial Statements

                         Del Cerro Enterprises, Inc.
                       (a development stage company)
                               Balance Sheets
                          March 31, 2002 and 2001

                                (Unaudited)

                                                March 31,     March 31,
                                                  2002           2001
                                                  ----           ----
                             Assets
                             ------
Assets
 Cash on hand and in bank                      $       -     $      426
                                               ---------     ----------

Total Assets                                   $       -     $      426
                                               =========     ==========

             Liabilities and Shareholders' Equity
             ------------------------------------

Liabilities
 Accounts payable - trade                      $   1,765     $        -
                                               ---------     ----------
   Total liabilities                               1,765              -
                                               ---------     ----------

Commitments and contingencies

Shareholders' Equity
Common stock - $0.001 par value.
 50,000,000 shares authorized.
 4,189,000 and 8,449,000 shares
 issued and outstanding, respectively.             4,189          8,449
Additional paid-in capital                         7,711          3,451
Deficit accumulated during the development
phase                                            (13,665)       (11,474)
                                               ---------      ---------

Total Shareholders' Equity                        (1,765)           426
                                               ---------      ---------
Total Liabilities and Shareholders' Equity     $       -     $      426
                                               =========      =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                          Del Cerro Enterprises, Inc.
                         (a development stage company)
                 Statements of Operations and Comprehensive Income
              Six and Three months ended March 31, 2002 and 2001 and
       Period from March 10, 1999 (date of inception) through December 31, 2001

                                   (Unaudited)

                                                                         Period from
                                                                       March 10, 1999
                     Six months Six months Three months Three months (date of inception)
                        ended      ended       ended        ended          through
                      March 31,  March 31,    March 31,    March 31,       March 31,
                        2002       2001        2002         2001             2002
                        ----       ----        ----         ----             ----
Revenues            $      -    $     -     $     -      $     -         $      -
                    --------    -------     -------      -------         --------
Expenses
 General and
 administrative
 expenses             1,765       1,128       1,765          351           13,665
                    --------    -------      ------      -------         --------
 Net Loss            (1,765)     (1,128)     (1,765)        (351)         (13,665)

Other
 Comprehensive Income     -           -           -            -                -
                    --------    -------     --------      -------        --------
Comprehensive Loss  $(1,765)    $(1,128)    $(1,765)       $(351)        $(13,665)
                    --------    -------     --------      -------        --------

Loss per weighted-
Average share of
common stock
outstanding, computed
on Net Loss - basic
and fully diluted       nil         nil         nil          nil            nil
                     =======    ========     ========     ========       ========

Weighted-average
Number of shares
of common stock
outstanding        4,189,000   8,449,000    4,189,000    8,449,000      7,451,123
                   =========   =========    =========    =========      =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                          Del Cerro Enterprises, Inc.
                         (a development stage company)
                           Statements of Cash Flows
                 Six months ended March 31, 2002 and 2001 and

       Period from March 10, 1999 (date of inception) through December 31, 2001

                                     (Unaudited)

                                                                     Period from
                                                                    March 10, 1999
                                           Six months Six months (date of inception)
                                              ended      ended         through
                                             March 31,  March 31,      March 31,
                                               2002       2001           2002
                                               ----       ----           ----
Cash Flows from Operating Activities
 Net Loss                                  $(1,765)    $(1,128)     $(13,665)
Adjustments to reconcile net income
to net cash provided by operating
activities
 Depreciation                                    -           -             -
 Common stock issued for services                -           -         6,000
 Increase (Decrease) in
  Accounts payable - trade                   1,765           -         1,765
                                           -------     -------      --------

Net cash used in operating activities            -      (1,128)       (5,900)
                                           -------     -------      --------

Cash Flows from Investing Activities             -           -             -
                                           -------     -------      --------
Cash Flows from Financing Activities
Proceeds from sales of common stock              -           -         5,900
                                           -------     -------      --------
Net cash used in financing activities            -           -         5,900
                                           -------     -------      --------

Increase (Decrease) in Cash                      -           -             -

Cash at beginning of period                      -       1,554             -
                                           -------     -------      --------

Cash at end of period                      $     -     $   426      $      -
                                           =======     =======      ========

Supplemental Disclosure of
 Interest and Income Taxes Paid
  Interest paid for the period             $     -     $    -       $      -
                                           =======     =======      ========
  Income taxes paid for the period         $     -     $    -       $      -
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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $13,700.

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

2.Organization costs
  ------------------
The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.Research and development expenses
  ---------------------------------
Research and development expenses are charged to operations as incurred.

4.Advertising expenses
  --------------------
Advertising and marketing expenses are charged to operations as incurred.

5.Income Taxes
  ------------
The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2002 and 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6.Earnings (loss) per share
  -------------------------
Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.


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

                          Del Cerro Enterprises, Inc.
                         (a development stage company)

                   Notes to Financial Statements - Continued


Note E - Income Taxes

The components of income tax (benefit) expense for the six months ended March 31, 2002 and 2001 and for the period from March 10, 1999 date of inception) through April 30, 2002, respectively, are as follows:


                                          Six months    Six months
                                            ended          ended
                                           March 31,      March 31,
                                             2002          2001          Cumulative
                                             ----          ----          ----------
Federal:
 Current                                  $     -        $    -             $     -
 Deferred                                       -             -                   -
                                          -------        ------             -------
                                                -             -                   -
                                          -------        ------             -------
State:
 Current                                  $     -        $    -             $     -
 Deferred                                       -             -                   -
                                          -------        ------             -------
                                                -             -                   -
                                          -------        ------             -------

Total                                     $     -        $    -             $     -
                                          =======        ======             =======

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $1,800 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2022. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended March 31, 2002 and 2001 and for the period from March 10, 1999
(date of inception) through April 30, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:


                                              Six months   Six months
                                                ended         ended
                                               March 31,     March 31,
                                                 2002          2001        Cumulative
                                                 ----          ----        ----------
Statutory rate applied to loss before
income taxes                                    $(600)        $(400)        $(4,600)
Increase (decrease) in income taxes
resulting from:
 State income taxes                                 -             -               -
 Other, including reserve for deferred tax asset  600           400           4,600
                                                -----         -----         -------

   Income tax expense                           $   -         $   -         $     -
                                                =====         =====         =======

                          Del Cerro Enterprises, Inc.
                        (a development stage company)

                  Notes to Financial Statements - Continued


Note E - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                             December 31,   December 31,
                                                2001            2000        Cumulative
                                                ----            ----        ----------
Deferred tax assets
Net operating loss carryforwards               $   -          $4,120          $     -
Less valuation allowance                           -          (4,120)               -
                                               -----          ------          -------

Net Deferred Tax Asset                         $   -          $    -          $     -
                                               =====          ======          =======


Note F - Common Stock Transactions

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

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

(2) Results of Operations, Liquidity and Capital Resources

The Company has no assets, liabilities or operations as of March 31, 2002 and has a $-0- cash balance. to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of approximately $14,000 through March 31, 2002 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities in prior periods allowed the Company to maintain a positive cash balance.

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

--------------------------------------------------------------------------

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Del Cerro Enterprises, Inc.

May 3, 2002                                                  /s/ Ted J. Burylo
                                                     -------------------------
                                                                 Ted J. Burylo
                                                        President and Director


May 3, 2002                                                  /s/ Clive Brookes
                                                        ----------------------
                                                                 Clive Brookes
                                                        Secretary and Director